Form 10-Q
period 1996-03-31
CORTECH INC
filed 1996-05-15
CIK 728478

                        SECURITIES AND EXCHANGE COMMISSION
                              Washington, D.C. 20549

                                -------------------

                                     FORM 10-Q

                                -------------------

(MARK ONE)
    X
- - --------
              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31,
              1995 OR

- - --------      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
              SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _______________________ TO _______________________ .


                        COMMISSION FILE NUMBER 0-20726



                                 CORTECH, INC.
            (Exact name of registrant as specified in its charter)

                    DELAWARE                             84-0894091
        (State or other jurisdiction                  (I.R.S. Employer
      of incorporation or organization)              Identification No.)

         7000 N. BROADWAY, SUITE 300                        80221
               DENVER, COLORADO                           (Zip Code)
  (Address of principal executive offices)


                                (303) 650-1200
             (Registrant's telephone number, including area code)

                              -------------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                         Yes  X    No
                             ----     ----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.



  Common Stock $0.002 par value                   17,725,504
  -----------------------------          -----------------------------
            (Class)                     (Outstanding at April 30, 1995)

                         CORTECH, INC.

                             INDEX



     PART I.   FINANCIAL INFORMATION           PAGE NO.
                                               --------

     Item  1.  Financial Statements and Notes

               Balance Sheets -- March 31, 1995
                 and December 31, 1994 . . . . . . . . . 3

               Statements of Operations --
                 for the three months ended
                 March 31, 1995 and 1994 . . . . . . . . 4

               Statements of Cash Flows --
                 for the three months ended
                 March 31, 1995 and 1994 . . . . . . . . 5

               Notes to Financial Statements . . . . . . 6

     Item  2.  Management's Discussion and
                 Analysis of Financial Condition
                 and Results of Operations. . . . . . .  7


     PART II.  OTHER INFORMATION

     Item  1.  Legal Proceedings. . . . . . . . . . . . 11

     Item  2.  Changes in Securities. . . . . . . . . . 11

     Item  3.  Default upon Senior Securities . . . . . 11

     Item  4.  Submission of Matters to a Vote
                 of Security Holders. . . . . . . . . . 11

     Item  5.  Other Information. . . . . . . . . . . . 11

     Item  6.  Exhibits and Reports on Form 8-K . . . . 11


     SIGNATURES . . . . . . . . . . . . . . . . . . . . 12

                                 PART I

ITEM 1.  FINANCIAL STATEMENTS AND NOTES.

                             CORTECH, INC.

                             BALANCE SHEETS
         (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

                                 ASSETS

                                               MARCH 31,      DECEMBER 31,
                                                 1995             1994
                                               ---------      ------------

CURRENT ASSETS
  Cash and cash equivalents . . . . . . . . .  $ 18,130         $ 12,327
  Short-term investments (Note 3) . . . . . .    15,605           23,941
  Prepaid expenses and other. . . . . . . . .       636              404
                                               ---------        ---------
     Total current assets . . . . . . . . . .    34,371           36,672
                                               ---------        ---------

PROPERTY AND EQUIPMENT, at cost
  Laboratory and pilot production equipment .     6,494            6,412
  Leasehold improvements. . . . . . . . . . .     7,761            7,679
  Office furniture and equipment. . . . . . .     2,501            2,458
                                               ---------        ---------
                                                 16,756           16,549
  Less -- Accumulated depreciation and
    amortization . . . . . . . . . . . . . . .   (8,760)          (7,668)
                                               ---------        ---------
                                                  7,996            8,881
                                               ---------        ---------
                                               $ 42,367         $ 45,553
                                               ---------        ---------
                                               ---------        ---------


               LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Accounts payable. . . . . . . . . . . . . .  $  1,398         $  1,992
  Accrued compensation, payroll taxes and
   other. . . . . . . . . . . . . . . . . . .       945              313
  Unearned income . . . . . . . . . . . . . .     2,636             --
  Other . . . . . . . . . . . . . . . . . . .      --                175
                                               ---------        ---------
     Total current liabilities. . . . . . . .     4,979            2,480
                                               ---------        ---------

STOCKHOLDERS' EQUITY (Note 2)
  Preferred stock, $.002 par value,
   2,000,000 shares authorized, none issued .        --               --
  Common stock, $.002 par value, 50,000,000
    shares authorized, 17,725,504 shares
    issued and outstanding. . . . . . . . . .        35               35
  Warrants. . . . . . . . . . . . . . . . . .     3,407            3,407
  Additional paid-in capital. . . . . . . . .    94,978           94,925
  Deferred compensation . . . . . . . . . . .      (170)            (193)
  Accumulated deficit . . . . . . . . . . . .   (60,862)         (55,101)
                                               ---------        ---------
     Total stockholders' equity . . . . . . .    37,388           43,073
                                               ---------        ---------
                                               $ 42,367         $ 45,553
                                               ---------        ---------
                                               ---------        ---------


          The accompanying notes to financial statements are an integral part of these statements.

                              CORTECH, INC.

                        STATEMENTS OF OPERATIONS
           (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)


                                             FOR THE THREE MONTHS ENDED
                                             --------------------------
                                          MARCH 31, 1995     MARCH 31, 1994
                                          --------------     --------------

REVENUES:
    Sponsored research and development
       Related parties. . . . . . . . .    $       351       $       313
       Other. . . . . . . . . . . . . .            615                --
    Interest income . . . . . . . . . .            484               479
                                           ------------      ------------
                                                 1,450               792
                                           ------------      ------------

EXPENSES:
    Research and development. . . . . .          5,880              5,034
    General and administrative. . . . .          1,331              1,470
                                           ------------      ------------
                                                 7,211              6,504
                                           ------------      ------------

NET LOSS. . . . . . . . . . . . . . . .    $    (5,761)      $     (5,712)
                                           ------------      ------------
                                           ------------      ------------

    Net loss per share. . . . . . . . .    $     (0.33)      $      (0.33)
                                           ------------      ------------
                                           ------------      ------------

    Weighted average common shares
      outstanding . . . . . . . . . . .     17,725,504         17,426,146
                                           ------------      ------------
                                           ------------      ------------





           The accompanying notes to financial statements are an integral part of these statements.

                                CORTECH, INC.

                          STATEMENTS OF CASH FLOWS
                               (IN THOUSANDS)


                                                    FOR THE THREE MONTHS ENDED
                                                    --------------------------
                                                  MARCH 31, 1995   MARCH 31, 1994
                                                  -------------------------------
CASH FLOWS USED IN OPERATING ACTIVITIES
    Net loss . . . . . . . . . . . . . . . . .      $ (5,761)        $ (5,712)
    Adjustments to reconcile net loss
       to net cash used in operations --
      Depreciation and amortization. . . . . .         1,092              516
      Compensation expense related to grant
        of options, including amortization
        of deferred compensation. . . . .  . .            76               73
      (Increase) decrease in prepaid expenses
        and other. . . . . . . . . . . . . . .          (232)             108
      (Decrease) increase in accounts payable.          (594)             285
      Increase in accrued compensation,
        payroll taxes and other. . . . . . . .           457              304
      Increase in unearned income. . . . . . .         2,636               --
                                                     --------        ---------
         Net cash used in operating
           activities. . . . . . . . . . . . .        (2,326)          (4,426)
                                                     --------        ---------

CASH FLOWS PROVIDED BY (USED IN) INVESTING
  ACTIVITIES
    Purchases of property and equipment. . . .          (207)          (2,770)
    Purchases of short-term investments. . . .       (14,654)         (55,790)
    Sales of short-term investments. . . . . .        22,990           63,799
                                                     --------        ---------
         Net cash provided by investing
          activities . . . . . . . . . . . . .         8,129            5,239
                                                     --------        ---------

CASH FLOWS PROVIDED BY (USED IN) FINANCING
  ACTIVITIES
    Proceeds from exercise of warrants . . . .            --            1,828
    Proceeds from exercise of options. . . . .            --               37
    Cash paid for offering costs . . . . . . .            --              (20)
                                                     --------        ---------
         Net cash provided by financing
          activities . . . . . . . . . . . . .            --            1,845
                                                     --------        ---------

NET INCREASE IN CASH AND CASH EQUIVALENTS. .           5,803            2,658
CASH AND CASH EQUIVALENTS, beginning of
  period . . . . . . . . . . . . . . . . . . .        12,327            2,792
                                                     --------        ---------
CASH AND CASH EQUIVALENTS, end of period . . .      $ 18,130         $  5,450
                                                     --------        ---------
                                                     --------        ---------


            The accompanying notes to financial statements are an
                     integral part of these statements.

                              CORTECH, INC.

                     NOTES TO FINANCIAL STATEMENTS
                              March 31, 1995


(1) SIGNIFICANT ACCOUNTING POLICIES

    The balance sheet at March 31, 1995, the related statements of operations and statements of cash flows for the three month periods ended March 31, 1995 and 1994 are unaudited, but in management's opinion include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of such financial statements. Interim results are not necessarily indicative of results for a full year. The accompanying financial statements should be read in conjunction with the financial statements as of and for the year ended December 31, 1994.

(2) STOCKHOLDERS' EQUITY

    In January 1994, warrants to purchase 203,439 shares of common stock with an exercise price of $9 per share were exercised and warrants to purchase 157,063 shares of common stock at $9 per share expired. Net proceeds to the Company totaled $1.8 million.

    In connection with the resignation of the Company's president and chief executive officer during the first quarter of 1994, the Company has reversed $200,000 of deferred compensation related to options granted at exercise prices below fair market value.

(3) SHORT-TERM INVESTMENTS

    Under Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities," the Company's short-term investments, which consisted entirely of government securities, were classified as available-for-sale. These securities mature on various dates through November 1995. As of March 31, 1995, these securities had an amortized cost of $15.6 million which approximated fair market value.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

GENERAL

    Since its inception in 1982, Cortech has devoted substantially all of its resources to the discovery and development of novel compounds for the treatment of inflammatory and immunologic disorders. The Company currently has research and development programs focused on three types of compounds bradykinin antagonists, elastase inhibitors and antigen-specific immunomodulators each of which has generated a lead compound that is in or about to enter clinical trials.

BRADYCOR

    In 1994, the Company completed two Phase 2 clinical trials of its lead bradykinin antagonist, BradycorTM. The first, in patients with systemic inflammatory response syndrome (SIRS) and presumed sepsis, did not produce a statistically significant improvement of risk-adjusted, 28-day mortality, the trial's primary endpoint, in the overall patient population. Subsequent, prospectively defined analyses showed a statistically significant improvement in the subgroup of patients who had pure Gram-negative infections. To explore more fully these effects, the Company has expanded its second Phase 2 SIRS/sepsis trial from 100 to up to 250 patients. In this second trial, which was initiated in May 1994, patients receive Bradycor or placebo for seven days rather than the three-day infusion as in the first study. Also in 1994, Cortech completed a single-center, single-blind pilot study in 20 patients with traumatic brain injury, or head trauma, in which Bradycor demonstrated statistically significant improvements in three outcome measurements. Cortech currently is preparing for a multi-center trial to confirm these results.

    Funding for Bradycor has been provided in the past by CP-0127 Development Corporation (CDC), a research funding corporation, which raised approximately $8.5 million in 1992. All amounts due have been paid by CDC to Cortech under research and development and license agreements and in connection with the issuance of warrants for Cortech common stock. Subsequent Bradycor funding has come from general corporate funds, primarily from the proceeds of the Company's 1992 and 1993 public stock offerings.

ELASTASE INHIBITORS

    Since 1987, Cortech has been working in conjunction with Marion Merrell Dow (MMD) to develop a human neutrophil elastase inhibitor. Cortech filed an IND application for CE-1037, the Company's lead elastase inhibitor, in July 1994 and expects to report the results of a Phase 1 clinical trial of CE-1037 for acute respiratory distress syndrome (ARDS) in 1995. MMD continues to fund the Company's work on that compound and has paid Cortech a total of $11.6 million in research funding through March 31, 1995. The Company's agreement with MMD has been extended through 1995.

    In March 1995, Cortech also entered into a research, development and license agreement with Ono Pharmaceutical Co., Ltd. (Ono) to develop an orally bioavailable elastase inhibitor. Such a compound might be beneficial in chronic inflammatory conditions such as rheumatoid arthritis, inflammatory bowel disease and chronic obstructive pulmonary disease. Ono will pay Cortech up to $10.5 million at scheduled calendar dates subject to milestones for the development of an orally bioavailable elastase inhibitor. The Company deferred revenue of $2.6 million from the first payment relating to work to be performed during the remainder of the first 12 months of the agreement.

ANTIGEN-SPECIFIC IMMUNOMODULATORS

    The Company is also continuing to develop its lead antigen-specific immunomodulator, SulfasimTM, and filed an IND in March 1995. This compound has been designed for the potential prevention and treatment of sulfamethoxazole allergy in AIDS patients.

BUSINESS RISKS

    The Company's products are in an early stage of development and face a high degree of technological, regulatory and competitive risk. The regulatory approval process for any new drug is arduous, and successful completion of any trial or any phase of development does not give any assurance that future phases also will be successfully completed or that approval will be obtained. None of the Company's compounds have yet completed, nor can there be any assurance they will complete, the tests that assess clinical efficacy.

    To date, the Company has not received revenues from the sale of products and does not expect to receive such revenue for at least several years. Cortech has been unprofitable every year since its founding and expects to incur substantial operating losses and negative cash flows from operations for the next several years due to continued spending on research, preclinical and clinical testing, regulatory affairs, process development and administration. These activities are likely to require the Company to seek additional financing in the future.

    Given the Company's current stock price and an adverse financing climate in the biopharmaceutical sector, management believes that raising funds in the public capital markets will remain extremely difficult unless and until data from future clinical trials demonstrate that the Company's technology is likely to lead to marketable products. Therefore, the Company will likely be dependent in large part upon entering into new arrangements with collaborative partners for necessary future funding. There can be no assurances that success in any trial or phase of development will result in an enhanced ability to raise capital or that the Company will be successful in establishing and maintaining any additional collaborative arrangements.

    Cortech believes that it has adequate pilot manufacturing capacity, when augmented by external purchases, to supply planned clinical trials. However, it must still develop commercially viable manufacturing processes, either using internal resources or through external contracts and partnerships. It will also need to finance the construction of a commercial-scale plant or to find other means of securing adequate production capacity before it can launch any product in the marketplace. Similarly, the Company does not have a sales and marketing component today. No assurance can be given that the Company can successfully develop any of its products for marketing, that it can successfully manufacture commercial quantities of any products that are approved for marketing, that its manufacturing costs will be economically viable, or that it can develop an effective sales and marketing strategy to promote any marketed product.

    The risks discussed above reflect the Company's early stage of development. The Company also faces risks stemming from the nature of the biopharmaceutical industry including, among others, the risk of competition; the risk of regulatory change including potential changes in health care coverage; and uncertainties associated with obtaining and enforcing patents and proprietary technology.

LIQUIDITY AND CAPITAL RESOURCES

    At March 31, 1995, the Company had cash, cash equivalents and short-term investments totaling $33.7 million. The Company's expenditures for operating costs and property and equipment, net of depreciation, totaled $6.3 million and $8.8 million for the three months ended March 31, 1995, and March 31, 1994, respectively. Management presently expects that the Company's expenditures will level off at or below the rate experienced for the first quarter of 1995. The rate of expenditures, however, will depend upon numerous factors, including the progress of its research programs and clinical trials; the development of regulatory submissions; the quantity of materials required for clinical trials; the retention of existing additional collaborative partners and the availability and terms of funding from collaborative partners or through the capital markets. The Company continues to carefully manage all of its planned and current spending programs.

    From its inception through March 31, 1995, the Company raised cash totaling $95.5 million from the sale of equity securities, including $33.6 million in net proceeds from its November 1992 initial public offering and $37.7 million in net proceeds from its November 1993 follow-on public offering. The Company also received proceeds totaling $1.8 million in January 1994 from the exercise of certain warrants.

    Prior to its initial public offering in November 1992, Cortech financed its operations primarily from capital raised through several rounds of private financing and from contract research performed for MMD and CDC. By the end of the third quarter of 1993, all of the $8.5 million raised by CDC and payable to the Company had been received, and no additional funds are expected from CDC. MMD has provided research funding for certain work conducted by Cortech in support of the CE-1037 program. This agreement has been extended several times since it was entered into, and the current extension expires on December 31, 1995. MMD will pay Cortech a total of $1.5 million in 1995 for research to be performed under the current extension. The amount of funding beyond 1995 cannot be determined in advance since it will depend upon further extensions of the collaborative agreement, upon the allocation of tasks between the companies and upon the size and cost of preclinical development activities and clinical trials.

    The Company has experienced net losses and negative cash flows from operations each year since inception and had incurred an accumulated deficit of $60.9 million through March 31, 1995. The Company expects to incur substantial additional expenses in the pursuit of its product development programs, either alone or in collaboration with partners. The expenses may include costs of expanded research and development, conduct of additional clinical trials, construction of manufacturing facilities, establishment of a marketing and sales organization and provision of additional administrative activities. In order to fund such expenses, the Company anticipates that it will have to seek additional private or public financing and additional research, development and marketing arrangements with collaborative partners; there can be no assurance that such agreements will be concluded. In addition, management believes that the Company's stock price along with an adverse financing climate in the biopharmaceutical sector limit the Company's access to public equity financing. Accordingly, no assurance can be given that the Company will be able to raise additional capital when required or that such capital would be available under favorable terms.

RESULTS OF OPERATIONS

REVENUES

    Revenues from research and development were $966,000 and $313,000 in the three month periods ended March 31, 1995 and 1994, respectively. The increase in revenues resulted primarily from the first payments received under the Ono contract. The Company's research, development and license agreement with Ono provides for payments to Cortech approximating Cortech's rate of spending on the development of an orally bioavailable elastase inhibitor. Ono has made payments under the agreement totaling $3.25 million. The Company deferred revenue of $2.6 million for research activities to be performed through the first quarter of 1996.

    The Company's research agreement with MMD has provided for payments to Cortech approximating Cortech's rate of spending on the portion of the CE-1037 program directed at ARDS. The current extension of this agreement expires on December 31, 1995. MMD has agreed to make payments totaling $1.5 million during 1995, of which $351,000 is for work performed in the first quarter of 1995. Payments from MMD totaled $313,000 in the first quarter of 1994. The amount of funding from MMD beyond 1995 cannot be determined in advance since it will depend upon an extension of the collaborative agreement, the allocation of tasks between the companies and the size and cost of preclinical development activities and clinical trials

RESEARCH AND DEVELOPMENT EXPENSES

    The Company's research and development expenses increased from $5.0 million in the first quarter of 1994 to $5.9 million in the first quarter of 1995. This increase was due primarily to a $304,000 increase in depreciation related to expansions of the Company's manufacturing and laboratory facilities that were under construction in the first quarter of 1994 and a $269,000 charge relating to the March 1995 reduction in force. To date, the Company has completed Phase 2 clinical trials of Bradycor for sepsis (three-day infusion) and head trauma. Phase 2 clinical trials of Bradycor for sepsis (seven-day infusion) and multiple trauma are ongoing. In 1995, the Company also expects to begin a follow-on study of Bradycor for traumatic brain injury along with clinical trials of Sulfasim and CE-1037.

    Now that the CDC funds have been expended, funds required for research and development of Bradycor have been and will continue to be paid from Cortech's general funds or through possible future arrangements with other collaborative partners. No assurance can be given that the Company will be able to enter into any such arrangements. Management expects the rate of spending on research and development to level off at or below the rate experienced for the three months ended March 31, 1995, pending the near-term results of Bradycor clinical trials still in progress and development of the Company's other compounds. Positive or negative developments could lead to an increase or decrease in these expenditures.

GENERAL AND ADMINISTRATIVE EXPENSES

    The Company's general and administrative expenses decreased from $1.5 million in the first quarter of 1994 to $1.3 million in first quarter of 1995. During the first quarter of 1994, the Company recognized approximately $300,000 for salary and deferred compensation expense related to the resignation of the Company's president and chief executive officer. The Company also recognized $161,000 for salary expense related to the resignation of the Company's acting president and chief executive officer in the first quarter of 1995. The Company expects its spending for general and administrative activities to follow a similar trend as that for research and development.

NET LOSS

    The net loss increased from $5.7 million in the first quarter of 1994 to $5.8 million in the first quarter of 1995. The Company expects to report substantial losses for the foreseeable future.

                                  PART II



ITEM 1.  LEGAL PROCEEDINGS.

    The Company is not party to any material legal proceedings.


ITEM 2.  CHANGES IN SECURITIES.

    Not applicable.


ITEM 3.  DEFAULT UPON SENIOR SECURITIES.

    Not applicable.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

    Not applicable.


ITEM 5.  OTHER INFORMATION.

    Not applicable.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

    a.   Exhibits

         ITEM                          DESCRIPTION
         ----                          -----------
         10.1      Research, Development and License Agreement dated
                   March 8, 1995, between the Company and Ono Pharmaceutical Co., Ltd.*

    b.   Reports on Form 8-K

         Not applicable.



    *   Confidential treatment requested.

                                  SIGNATURES


    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 12th day of May, 1995.

                                         CORTECH, INC.

                                          (Registrant)



Date:     May 12, 1995                  By:    /s/ JOSEPH L. TURNER
     -----------------------------         -------------------------------
                                                   Joseph L. Turner
                                            VICE PRESIDENT OF FINANCE AND
                                             ADMINISTRATION AND PRINCIPAL
                                                  ACCOUNTING OFFICER

                                  SIGNATURES


    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 12th day of May, 1995.

                                         CORTECH, INC.

                                          (Registrant)



Date:     May 12, 1995                  By:
     -----------------------------         -------------------------------
                                                   Joseph L. Turner
                                            VICE PRESIDENT OF FINANCE AND
                                             ADMINISTRATION AND PRINCIPAL
                                                  ACCOUNTING OFFICER