Form 10-K/A
period 1996-03-31
CORTECH INC
filed 1996-05-30
CIK 728478

                          SECURITIES AND EXCHANGE COMMISSION
                                WASHINGTON, D.C. 20549

                                     FORM 10-K/A
                                   AMENDMENT NO. 1

(MARK ONE)
       x          ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
  --------        SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED) FOR THE
                  FISCAL YEAR ENDED December 31, 1995 OR
                    TRANSACTION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED) FOR THE TRANSITION PERIOD FROM__________________________________
                    TO______________________________________________________.

COMMISSION FILE NUMBER 0-20726

                                    CORTECH, INC.
               (Exact name of registrant as specified in its charter)

                DELAWARE                               84-0894091
      (State or other jurisdiction                  (I.R.S. Employer
     of incorporation or organization)              Identification No.)

         6850 N. BROADWAY, SUITE G                         80221
            DENVER, COLORADO                           (Zip Code)
(Address of principal executive offices)

                                    (303) 650-1200
                 (Registrant's telephone number, including area code)

          Securities registered pursuant to Section 12(b) of the Act:  None

             Securities registered pursuant to Section 12(g) of the Act:
                            Common Stock, $.002 par value

                             ----------------------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                    Yes  x  No
                                    ---     ---
Indicate by check mark if disclosure of delinquent filers pursuant to item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. / /

The aggregate market value of the voting stock held by nonaffiliates of the registrant, based upon the closing price on the Nasdaq National Market System, was approximately $52 million as of February 29, 1996.

The number of shares of Common Stock outstanding as of February 29, 1996, was 18,032,767.

                         DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant's definitive Proxy Statement for the registrant's Annual Meeting of Stockholders, to be held on May 20, 1996, are incorporated by reference to the extent stated herein.

                                      SIGNATURES

          Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Amendment to be signed on its behalf by the undersigned, thereunto duly authorized, on this 30th day of May, 1996.


                                   CORTECH, INC.


                                   By:/s/ KENNETH R. LYNN
                                      -----------------------
                                        Kenneth R. Lynn
                                   PRESIDENT AND CHIEF EXECUTIVE OFFICER,
                                   AND DIRECTOR (PRINCIPAL EXECUTIVE OFFICER)

                                    EXHIBIT INDEX

Exhibit             Description                        Page
- -------             -----------                        ----

10.50               Product Development and
                    License Agreement dated
                    November 1, 1996 between
                    The Company and Smithkline
                    Beecham plc***







***Confidential treatment requested