Form 10-Q/A
period 1996-03-31
CORTECH INC
filed 1996-06-26
CIK 728478

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                            -------------------------
                            -------------------------

                                    FORM 10-Q/a

                            -------------------------
                            -------------------------

(MARK ONE)
    X          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
- ----------     SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED
               MARCH 31, 1996 OR

               TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
- ----------     SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD
               FROM _________________ TO _________________.


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

                            -------------------------
                            -------------------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                 Yes  X   No
                                     ---     ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

     Common Stock $0.002 par value                      18,130,295
     -----------------------------           -------------------------------
           (Class)                           (Outstanding at April 30, 1996)

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

                                   SIGNATURES


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 15th day of May, 1996.




                                  CORTECH, INC.

                                  (Registrant)




Date:   May 15, 1996            By:              /s/ JOSEPH L. TURNER
        -------------               --------------------------------------------
                                                   Joseph L. Turner
                                    VICE PRESIDENT OF FINANCE AND ADMINISTRATION
                                            AND PRINCIPAL ACCOUNTING OFFICER

                                  CORTECH, INC.

                                      INDEX



PART I.   FINANCIAL INFORMATION                                         PAGE NO.
                                                                        --------
Item  1.  Financial Statements and Notes

          Balance Sheets -- March 31, 1996
            and December 31, 1995. . . . . . . . . . . . . . . . . . . . .  3

          Statements of Operations --
            for the three months ended
            March 31, 1996 and 1995. . . . . . . . . . . . . . . . . . . .  4

          Statements of Cash Flows --
            for the three months ended
            March 31, 1996 and 1995. . . . . . . . . . . . . . . . . . . .  5

          Notes to Financial Statements. . . . . . . . . . . . . . . . . .  6

Item  2.  Management's Discussion and
            Analysis of Financial Condition
            and Results of Operations. . . . . . . . . . . . . . . . . . .  7


PART II.  OTHER INFORMATION

Item  1.  Legal Proceedings. . . . . . . . . . . . . . . . . . . . . . . . 10

Item  2.  Changes in Securities. . . . . . . . . . . . . . . . . . . . . . 10

Item  3.  Default upon Senior Securities . . . . . . . . . . . . . . . . . 10

Item  4.  Submission of Matters to a Vote
            of Security Holders. . . . . . . . . . . . . . . . . . . . . . 10

Item  5.  Other Information. . . . . . . . . . . . . . . . . . . . . . . . 10

Item  6.  Exhibits 27 . . . . . . . . . . . . . . . . . . . . . . . . . .  10

SIGNATURES . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 11