Form 10-Q
period 1996-06-30
CORTECH INC
filed 1996-08-12
CIK 728478

- ------------------------------------------------------------------------------
- ------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  --------------

                                    FORM 10-Q

                                  --------------

(MARK ONE)
   X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1996 OR

            TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _______________ TO ___________________


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
                                 Yes  x   No
                                     ---     ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

        Common Stock $0.002 par value                18,223,006
        -----------------------------      ------------------------------
                    (Class)                (Outstanding at July 31, 1996)


- ------------------------------------------------------------------------------
- ------------------------------------------------------------------------------

                                  CORTECH, INC.

                                      INDEX



PART I.   FINANCIAL INFORMATION                                         PAGE NO.
                                                                        --------
Item  1.  Financial Statements and Notes

          Balance Sheets -- June 30, 1996
            and December 31, 1995 .......................................   3

          Statements of Operations --
            for the three and six months ended
            June 30, 1996 and 1995 ......................................   4

          Statements of Cash Flows --
            for the six months ended
            June 30, 1996 and 1995 ......................................   5

          Notes to Financial Statements .................................   6

Item  2.  Management's Discussion and
            Analysis of Financial Condition
            and Results of Operations ...................................   7


PART II.  OTHER INFORMATION

Item  1.  Legal Proceedings .............................................  10

Item  2.  Changes in Securities .........................................  10

Item  3.  Default upon Senior Securities ................................  10

Item  4.  Submission of Matters to a Vote
            of Security Holders .........................................  10

Item  5.  Other Information .............................................  10

Item  6.  Exhibits and Reports on Form 8-K ..............................  10

SIGNATURES ..............................................................  11

                                     PART I

ITEM 1.  FINANCIAL STATEMENTS AND NOTES.

                                  CORTECH, INC.

                                 BALANCE SHEETS
               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

                                     ASSETS

                                                                                     JUNE 30,   DECEMBER 31,
                                                                                       1996         1995
                                                                                     --------   ------------
CURRENT ASSETS
     Cash and cash equivalents.....................................................  $ 10,438    $  6,194
     Short-term investments........................................................    13,135      16,953
     Prepaid expenses and other....................................................       310         410
                                                                                     --------    --------
         Total current assets......................................................    23,883      23,557
                                                                                     --------    --------
PROPERTY AND EQUIPMENT, at cost
     Laboratory and pilot production equipment.....................................     6,907       6,643
     Leasehold improvements........................................................     8,012       7,880
     Office furniture and equipment................................................     2,427       2,462
                                                                                     --------    --------
                                                                                       17,346      16,985
     Less -- Accumulated depreciation and amortization.............................   (13,026)    (11,899)
                                                                                     --------    --------
                                                                                        4,320       5,086
                                                                                     --------    --------
                                                                                     $ 28,203    $ 28,643
                                                                                     --------    --------
                                                                                     --------    --------

                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
     Accounts payable..............................................................  $    906    $    605
     Accrued compensation, payroll taxes and other.................................       382         218
     Unearned income...............................................................       573         573
     Advances from corporate partners..............................................     1,138          --
     Other.........................................................................       160         270
                                                                                     --------    --------
         Total current liabilities.................................................     3,159       1,666
                                                                                     --------    --------
STOCKHOLDERS' EQUITY
     Preferred stock, $.002 par value,
          2,000,000 shares authorized, none issued.................................        --          --
     Common stock, $.002 par value, 50,000,000 shares authorized
          18,211,446 and 17,823,456 shares issued and outstanding, respectively....        37          36
     Warrants......................................................................     3,407       3,407
     Additional paid-in capital....................................................    95,862      95,153
     Deferred compensation.........................................................       (69)        (97)
     Accumulated deficit...........................................................   (74,193)    (71,522)
                                                                                     --------    --------
         Total stockholders' equity................................................    25,044      26,977
                                                                                     --------    --------
                                                                                     $ 28,203    $ 28,643
                                                                                     --------    --------
                                                                                     --------    --------

              The accompanying notes to financial statements are an
                       integral part of these statements.

                                  CORTECH, INC.

                            STATEMENTS OF OPERATIONS
               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

                                          FOR THE THREE MONTHS ENDED       FOR THE SIX MONTHS ENDED
                                         -----------------------------   -----------------------------
                                         JUNE 30, 1996   JUNE 30, 1995   JUNE 30, 1996   JUNE 30, 1995
                                         -------------   -------------   -------------   -------------
REVENUES
  Sponsored research and development
    Corporate partners..................   $       688     $       687     $     3,925     $     1,302
    Related parties ....................           337             278             674             630
  Interest income ......................           308             475             611             959
                                           -----------     -----------     -----------     -----------
                                                 1,333           1,440           5,210           2,891
                                           -----------     -----------     -----------     -----------

EXPENSES
  Research and development .............         2,584           5,321           6,014          11,202
  General and administrative ...........           859           1,143           1,867           2,473
                                           -----------     -----------     -----------     -----------
                                                 3,443           6,464           7,881          13,675
                                           -----------     -----------     -----------     -----------
NET LOSS ...............................   $    (2,110)    $    (5,024)    $    (2,671)    $   (10,784)
                                           -----------     -----------     -----------     -----------
                                           -----------     -----------     -----------     -----------
  Net loss per share ...................   $     (0.12)    $     (0.28)    $     (0.15)    $     (0.61)
                                           -----------     -----------     -----------     -----------
                                           -----------     -----------     -----------     -----------
  Weighted average common shares
    outstanding ........................    18,142,120      17,728,742      18,044,937      17,727,132
                                           -----------     -----------     -----------     -----------
                                           -----------     -----------     -----------     -----------



            The accompanying notes to financial statements are an
                     integral part of these statements.

                                  CORTECH, INC.

                            STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)




                                                               FOR THE SIX MONTHS ENDED
                                                             -----------------------------
                                                             JUNE 30, 1996   JUNE 30, 1995
                                                             -------------   -------------
CASH FLOWS USED IN OPERATING ACTIVITIES
  Net loss ..................................................  $  (2,671)        $ (10,784)
  Adjustments to reconcile net loss
     to net cash provided by (used in) operations --
    Depreciation and amortization ...........................      1,127             2,114
    Issuance of common stock for services ...................         --                25
    Research and compensation expense related to grant
      of options, including amortization
      of deferred compensation ..............................         75                98
    Decrease in prepaid expenses and other ..................        100               252
    Increase (decrease) in accounts payable .................        301              (834)
    Increase in unearned income .............................         --             2,435
    Increase in advances from corporate partners ............      1,138                --
    Increase in accrued compensation,
      payroll taxes and other ...............................         54               269
                                                               ---------         ---------
        Net cash provided by (used in) operating activities..        124            (6,425)
                                                               ---------         ---------

CASH FLOWS PROVIDED BY (USED IN) INVESTING ACTIVITIES
  Purchases of property and equipment .......................       (361)             (338)
  Purchases of short-term investments .......................    (13,431)          (19,984)
  Sales of short-term investments ...........................     17,250            23,990
                                                               ---------         ---------
        Net cash provided by investing activities ...........      3,458             3,668
                                                               ---------         ---------

CASH FLOWS PROVIDED BY FINANCING ACTIVITIES
  Proceeds from the issuance of common stock ................         29                57
  Proceeds from exercise of options .........................        633                12
                                                               ---------         ---------
        Net cash provided by financing activities ...........        662                69
                                                               ---------         ---------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS ........      4,244            (2,688)
CASH AND CASH EQUIVALENTS, beginning of period ..............      6,194            12,327
                                                               ---------         ---------
CASH AND CASH EQUIVALENTS, end of period ....................  $  10,438         $   9,639
                                                               ---------         ---------
                                                               ---------         ---------



            The accompanying notes to financial statements are an
                       integral part of these statements.

                                  CORTECH, INC.

                          NOTES TO FINANCIAL STATEMENTS
                                  JUNE 30, 1996


(1)  SIGNIFICANT ACCOUNTING POLICIES

     The balance sheet at June 30, 1996, the related statements of operations and statements of cash flows for the three and six-month periods ended June 30, 1996 and 1995 are unaudited, but in management's opinion include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of such financial statements. Interim results are not necessarily indicative of results for a full year. The accompanying financial statements should be read in conjunction with the financial statements as of, and for the year ended, December 31, 1995.

(2)  SHORT-TERM INVESTMENTS

     Under Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities," Cortech, Inc.'s (the "Company's") short-term investments, which consisted entirely of government securities, were classified as available-for-sale. These securities mature on various dates through April 1997. As of June 30, 1996, these securities had an amortized cost of $13.1 million and a gross unrealized holding gain of $15,000.

(3)  RESEARCH AND DEVELOPMENT AGREEMENTS

     Cortech received a $1.2 million milestone payment in the first quarter of 1996 and received an additional $2.8 million in milestone payments in the second quarter of 1996 under an agreement with SmithKline Beecham plc ("SB"). Of the $4.0 million, $2.6 million has been recognized as revenue in the first six months of 1996.

     Under an agreement signed in March 1995 to develop an oral elastase inhibitor, Cortech received $1.4 million from Ono Pharmaceutical Co., Ltd. in the first quarter of 1996. Of the $1.4 million, $802,000 has been recognized as revenue for work performed in the first half of the year and the remaining $573,000 will be recognized in the third quarter.

     In April 1996, Cortech received $674,000 from Hoechst Marion Roussel, Inc. ("HMRI") of which $337,000 was paid for work completed during the first quarter of 1996 and $337,000 was paid for work completed during the second quarter of 1996 under the December 1995 extension of the research and development contract.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

     THE FOLLOWING DISCUSSION CONTAINS, IN ADDITION TO HISTORICAL INFORMATION, FORWARD-LOOKING STATEMENTS. THE COMPANY'S ACTUAL RESULTS MAY DIFFER SIGNIFICANTLY FROM THE RESULTS DISCUSSED IN THE FORWARD-LOOKING STATEMENTS. FACTORS THAT COULD CAUSE OR CONTRIBUTE TO SUCH DIFFERENCES INCLUDE, BUT ARE NOT LIMITED TO, THOSE DISCUSSED BELOW AND IN THE COMPANY'S 1995 ANNUAL REPORT ON FORM 10-K.

GENERAL

     Since its inception in 1982, Cortech has devoted a substantial portion of its resources to the discovery and development of novel compounds for the treatment of inflammatory disorders. The Company currently has research and development programs focused primarily on two types of compounds, bradykinin antagonists and proteinase inhibitors, each of which has generated a lead compound that is in early stage clinical trials.

     The Company's products are in an early stage of development and by their nature, face a high degree of technological, regulatory and competitive risk. The regulatory approval process for any new drug is arduous, and successful completion of any trial or any phase of development does not provide assurance that future phases will also be successfully completed or that marketing approval will ultimately be obtained. There can be no assurance that any of the Company's compounds will successfully lead to products that can be commercialized or that they will attract and maintain the support of a collaborative partner.

     Drug discovery and drug development programs are capital intensive. Management believes that raising funds in the public capital markets may remain unattractive for the Company at least for the near term. Therefore, the Company will likely be dependent in large part upon entering into new arrangements with collaborative partners for necessary future funding. There can be no assurance that success in any phase of development will result in an enhanced ability to raise capital or that the Company will be successful in establishing and maintaining any additional collaborative arrangements.

     The risks discussed herein largely reflect the Company's early stage of development. Inherent in this stage is a range of additional risks, including the Company's history of losses and the uncertainty of future financing. The Company also faces risks stemming from the nature of the biopharmaceutical industry including, among others, the risk of competition; the risk of regulatory change including potential changes in health care coverage; and uncertainties associated with obtaining and enforcing patents and proprietary technology. In addition, the Company's stock price, like that of many publicly-traded biotechnology companies, has in the past been highly volatile and may in the future experience significant volatility.

RESULTS OF OPERATIONS

REVENUES

     Revenues from research and development increased from $965,000 in the second quarter of 1995 to $1.0 million in the second quarter of 1996 and from $1.9 million to $4.6 million in the six month periods ending June 30, 1995 and 1996, respectively. The increase in revenues resulted primarily from milestone payments in accordance with the SB contract of which $2.6 million has been recorded as revenue. The agreements between the Company and each of its corporate partners provide for payments to the Company based upon the achievement of predetermined milestones. The agreements currently are in their research and development phases, during which payments generally are tied to specific milestones of a non-recurring nature. Thus, the payments received from SB during the first half of 1996 are not predictive of future revenue levels. These agreements provide for early termination under certain circumstances. There can be no assurance that any of these collaborations will not be discontinued in accordance with their terms.

RESEARCH AND DEVELOPMENT EXPENSES

     Expenses for research and development decreased from $5.3 million in the second quarter of 1995 to $2.6 million in the second quarter of 1996 and decreased from $11.2 million in the six months ended June 30, 1995 to $6.0 million in the six months ended June 30, 1996. This decrease is due primarily to restructurings announced in March and August 1995.

     Management expects that the Company's near term rate of research and development expenses will level off at or below the rate experienced for the first half of 1996. Expenditures will continue to depend upon numerous factors, including the progress of research and development programs. The Company continues to review carefully all of its planned and current expenditures on these programs. Such review can lead to either increases or decreases in project-related spending.

GENERAL AND ADMINISTRATIVE EXPENSES

     General and administrative expenses decreased from $1.1 million in the second quarter of 1995 to $859,000 in the second quarter of 1996 and decreased from $2.5 million in the six months ended June 30, 1995 to $1.9 million in the six months ended June 30, 1996. This decline resulted from decreases in staffing, office space and business activity. In general, the Company expects its general and administrative expenses to follow a trend similar to that noted above for research and development.

NET LOSS

     The net loss decreased from $5.0 million in the second quarter of 1995 to $2.1 million in the second quarter of 1996 and from $10.8 million in the six months ended June 30, 1995 to $2.7 million in the six months ended June 30, 1996. This decrease was due principally to the decreased expenses and increased revenues described above.

LIQUIDITY AND CAPITAL RESOURCES

     At June 30, 1996, the Company had cash, cash equivalents and short-term investments totaling $23.6 million, compared to $23.1 million at December 31, 1995. The Company's net cash used in operating activities, including purchases of property, plant and equipment, totaled $610,000 and $237,000 for the three and six months ended June 30, 1996, respectively. The Company's expenditures, net of depreciation and non-cash charges, decreased from $5.5 million in the second quarter of 1995 to $2.7 in the second quarter of 1996 and decreased from $11.8 million in the six months ended June 30, 1995 to $7.0 million in the six months ended June 30, 1996. This reduction reflects the Company's continued monitoring of expenditures and its efforts to focus resources on the projects with the greatest expected value.

     From its inception through June 30, 1996, the Company raised cash totaling $97.0 million from the sale of equity securities, including $33.6 million in net proceeds from its November 1992 initial public offering and $37.7 million in net proceeds from its November 1993 follow-on public offering.

     Cortech received a $1.2 million milestone payment in the first quarter of 1996 and received an additional $2.8 million in milestone payments in the second quarter of 1996 under an agreement with SmithKline Beecham plc ("SB"). Of the $4.0 million, $2.6 million has been recognized as revenue in the first six months of 1996.

     Under an agreement signed in March 1995 to develop an oral elastase inhibitor, Cortech received $1.4 million from Ono Pharmaceutical Co., Ltd. in the first quarter of 1996. Of the $1.4 million, $802,000 has been recognized as revenue for work performed in the first half of the year and the remaining $573,000 will be recognized in the third quarter.

     In April 1996, Cortech received $674,000 from Hoechst Marion Roussel, Inc. ("HMRI") of which $337,000 was paid for work completed during the first quarter of 1996 and $337,000 was paid for work completed during the second quarter of 1996 under the December 1995 extension of the research and development contract.

     The Company has experienced net losses and negative cash flows from operations each year since inception and has incurred an accumulated deficit of $74.2 million through June 30, 1996. The Company expects to incur substantial additional expenses in the pursuit of its research and product development programs, either alone or in collaboration with partners. The expenses may include costs of expanded research and development, clinical trials, construction of manufacturing facilities, establishment of a marketing and sales organization and additional administrative activities. In order to fund such expenses, the Company anticipates that it will have to seek additional research, development and marketing arrangements with collaborative partners and/or additional private or public financing. There can be no assurance that such agreements will be concluded or that the Company will be able to raise additional capital when required or that such capital would be available under favorable terms.

                                  PART II

ITEM 1.  LEGAL PROCEEDINGS.

     The Company is not party to any material legal proceedings.


ITEM 2.  CHANGES IN SECURITIES.

     Not applicable.


ITEM 3.  DEFAULT UPON SENIOR SECURITIES.

     Not applicable.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     The Company held an Annual Meeting of Stockholders on May 20, 1996.

     The stockholders elected the Board's nominee as a Class II director by the votes indicated:

        NOMINEE               VOTES IN FAVOR            VOTES WITHHELD
        -------               --------------            --------------
     Bert Fingerhut              14,044,928                 91,695

     The selection of Arthur Andersen LLP as the company's independent auditors was ratified with 14,017,086 votes in favor, 71,427 against, and 48,110 abstentions.

ITEM 5.  OTHER INFORMATION.

     Not applicable.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

     a.  Exhibits

         ITEM              DESCRIPTION
         ----              -----------
         27.1         Financial Data Schedule

     b.  Reports on Form 8-K

         Not applicable.

                                 SIGNATURES


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 9th day of August, 1996.

                                       CORTECH, INC.

                                       (Registrant)




Date:        August 9, 1996            By:        /s/  JOSEPH L. TURNER
     ------------------------------       ------------------------------------
                                                     Joseph L. Turner
                                              VICE PRESIDENT OF FINANCE AND
                                                    ADMINISTRATION AND
                                               PRINCIPAL ACCOUNTING OFFICER