Form 10-Q
period 1996-09-30
CORTECH INC
filed 1996-11-14
CIK 728478

------------------------------------------------------------------------------
------------------------------------------------------------------------------



                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                -----------------

                                    FORM 10-Q

                                -----------------

(MARK ONE)
     X       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
----------   EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30,
             1996
             OR

----------   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
             EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM  ____________
             TO ____________________.


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

                             --------------------


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                  Yes  X   No
                                      ---     ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

     COMMON STOCK $0.002 PAR VALUE                      18,512,794
     -----------------------------           --------------------------------
              (Class)                        (Outstanding at October 31, 1996)


------------------------------------------------------------------------------
------------------------------------------------------------------------------

                                  CORTECH, INC.

                                      INDEX



PART I.   FINANCIAL INFORMATION                                         PAGE NO.

Item  1.  Financial Statements and Notes

          Balance Sheets -- September 30, 1996
            and December 31, 1995. . . . . . . . . . . . . . . . . . . . . 3

          Statements of Operations --
            for the three and nine months ended
            September 30, 1996 and 1995. . . . . . . . . . . . . . . . . . 4

          Statements of Cash Flows --
            for the nine months ended
            September 30, 1996 and 1995. . . . . . . . . . . . . . . . . . 5

          Notes to Financial Statements. . . . . . . . . . . . . . . . . . 6

Item  2.  Management's Discussion and
            Analysis of Financial Condition
            and Results of Operations. . . . . . . . . . . . . . . . . . . 8


PART II.  OTHER INFORMATION

Item  1.  Legal Proceedings. . . . . . . . . . . . . . . . . . . . . . . .11

Item  2.  Changes in Securities. . . . . . . . . . . . . . . . . . . . . .11

Item  3.  Default upon Senior Securities . . . . . . . . . . . . . . . . .11

Item  4.  Submission of Matters to a Vote
            of Security Holders. . . . . . . . . . . . . . . . . . . . . .11

Item  5.  Other Information. . . . . . . . . . . . . . . . . . . . . . . .11

Item  6.  Exhibits and Reports on Form 8-K . . . . . . . . . . . . . . . .11

SIGNATURES . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .12

                                     PART I

ITEM 1.  FINANCIAL STATEMENTS AND NOTES.

                                  CORTECH, INC.

                                 BALANCE SHEETS
               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

                                     ASSETS


                                                                              SEPTEMBER 30,  DECEMBER 31,
                                                                                  1996           1995
                                                                              ------------   -----------
CURRENT ASSETS
  Cash and cash equivalents..................................................  $   8,974      $   6,194
  Short-term investments.....................................................     13,239         16,953
  Prepaid expenses and other.................................................        668            410
                                                                               ---------      ---------
      Total current assets...................................................     22,881         23,557
                                                                               ---------      ---------

PROPERTY AND EQUIPMENT, at cost
  Laboratory and pilot production equipment..................................      6,925          6,643
  Leasehold improvements.....................................................      8,019          7,880
  Office furniture and equipment.............................................      2,442          2,462
                                                                               ---------      ---------
                                                                                  17,386         16,985
  Less -- Accumulated depreciation and amortization..........................    (13,489)       (11,899)
                                                                               ---------      ---------
                                                                                   3,897          5,086
                                                                               ---------      ---------
                                                                               $  26,778      $  28,643
                                                                               ---------      ---------
                                                                               ---------      ---------


                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Accounts payable...........................................................  $     466      $     605
  Accrued compensation, payroll taxes and other..............................        195            218
  Unearned income............................................................      1,260            573
  Advances from corporate partners...........................................      1,194             --
  Other                                                                              163            270
                                                                               ---------      ---------
      Total current liabilities..............................................      3,278          1,666
                                                                               ---------      ---------
STOCKHOLDERS' EQUITY
  Preferred stock, $.002 par value,
    2,000,000 shares authorized, none issued.................................         --             --
  Common stock, $.002 par value, 50,000,000 shares authorized
    18,505,994 and 17,823,456 shares issued and outstanding, respectively ...         37             36
  Warrants...................................................................      3,407          3,407
  Additional paid-in capital.................................................     96,533         95,153
  Deferred compensation......................................................        (55)           (97)
  Accumulated deficit........................................................    (76,422)       (71,522)
                                                                               ---------      ---------
      Total stockholders' equity.............................................     23,500         26,977
                                                                               ---------      ---------
                                                                               $  26,778      $  28,643
                                                                               ---------      ---------
                                                                               ---------      ---------

              The accompanying notes to financial statements are an
                       integral part of these statements.

                                  CORTECH, INC.

                            STATEMENTS OF OPERATIONS
               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)


                                            FOR THE THREE MONTHS ENDED              FOR THE NINE MONTHS ENDED
                                      --------------------------------------  --------------------------------------
                                      SEPTEMBER 30, 1996  SEPTEMBER 30, 1995  SEPTEMBER 30, 1996  SEPTEMBER 30, 1995
                                      ------------------  ------------------  ------------------  ------------------

REVENUES
  Sponsored research and development
    Corporate partners.................. $       688            $      175          $     4,613         $       804
    Related parties.....................         340                   687                1,014               1,990
  Interest income.......................         293                   393                  904               1,351
                                         -----------            ----------          -----------         -----------
                                               1,321                 1,255                6,531               4,145
                                         -----------            ----------          -----------         -----------

EXPENSES
  Research and development..............       2,795                 3,921                8,808              15,123
  General and administrative............         756                   979                2,623               3,452
                                         -----------            ----------          -----------         -----------
                                               3,551                 4,900               11,431              18,575
                                         -----------            ----------          -----------         -----------

NET LOSS................................ $    (2,230)           $   (3,645)         $    (4,900)        $   (14,430)
                                         -----------            ----------          -----------         -----------
                                         -----------            ----------          -----------         -----------

  Net loss per share.................... $     (0.12)           $    (0.21)         $     (0.27)        $     (0.81)
                                         -----------            ----------          -----------         -----------
                                         -----------            ----------          -----------         -----------

  Weighted average common shares
   outstanding..........................  18,127,000            17,779,115           18,289,344          17,744,650
                                         -----------            ----------          -----------         -----------
                                         -----------            ----------          -----------         -----------



            The accompanying notes to financial statements are an
                    integral part of these statements.

                                  CORTECH, INC.

                            STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)



                                                                  FOR THE NINE MONTHS ENDED
                                                          ----------------------------------------
                                                          SEPTEMBER 30, 1996    SEPTEMBER 30, 1995
                                                          ------------------    ------------------
CASH FLOWS USED IN OPERATING ACTIVITIES
  Net loss...................................................  $ (4,900)             $(14,430)
  Adjustments to reconcile net loss
   to net cash used in (used in) operations --
    Depreciation and amortization............................     1,590                 3,142
    Issuance of common stock in exchange for
     termination of right of first offer.....................       486                    --
    Issuance of common stock for services....................        --                    25
    Research and compensation expense related to grant
     of options, including amortization
     of deferred compensation................................        92                   121
    (Increase) in prepaid expenses and other.................      (258)                  (79)
    (Decrease) in accounts payable...........................      (139)               (1,567)
    Increase in unearned income..............................       687                 1,573
    Increase in advances from corporate partners.............     1,194                    --
    (Decrease) increase in accrued compensation,
     payroll taxes and other.................................      (130)                  373
                                                               --------               --------
       Net cash provided (used in) operating activities...    (1,378)               (10,842)
                                                               --------               --------

CASH FLOWS PROVIDED BY INVESTING ACTIVITIES
  Purchases of property and equipment........................      (401)                  (369)
  Purchases of short-term investments........................   (16,037)               (27,000)
  Sales of short-term investments............................    19,751                 33,990
                                                               --------               --------
    Net cash provided by investing activities................     3,313                  6,621
                                                               --------               --------

CASH FLOWS PROVIDED BY FINANCING ACTIVITIES
  Proceeds from the issuance of common stock.................        29                     57
  Proceeds from exercise of options..........................       816                     28
                                                               --------               --------
    Net cash provided by financing activities................       845                     85
                                                               --------               --------


NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS.........     2,780                 (4,136)
CASH AND CASH EQUIVALENTS, beginning of period...............     6,194                 12,327
                                                               --------               --------
CASH AND CASH EQUIVALENTS, end of period.....................  $  8,974               $  8,191
                                                               --------               --------
                                                               --------               --------


             The accompanying notes to financial statements are an
                      integral part of these statements.

                                 CORTECH, INC.

                        NOTES TO FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1996


(1)  SIGNIFICANT ACCOUNTING POLICIES

     The balance sheet at September 30, 1996, the related statements of operations and statements of cash flows for the three and nine-month periods ended September 30, 1996 and 1995 are unaudited, but in management's opinion include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of such financial statements. Interim results are not necessarily indicative of results for a full year. The accompanying financial statements should be read in conjunction with the financial statements as of, and for the year ended, December 31, 1995.

(2)  SHORT-TERM INVESTMENTS

     Under Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities," Cortech, Inc.'s (the "Company's") short-term investments, which consisted entirely of government securities, were classified as available-for-sale. These securities mature on various dates through May 1997. As of September 30, 1996, these securities had an amortized cost of $13.2 million, which approximated fair market value.

(3)  RESEARCH AND DEVELOPMENT AGREEMENTS

     In the first nine months of 1996, the Company has received $4.0 million in milestone payments under an agreement with SmithKline Beecham plc ("SB") for the development of Bradycor. On October 23, 1996 the Company announced that SB had elected to suspend the trials of Bradycor in response to anomalous results from pharmacokinetic studies in rats in which unexplained mortality was seen in the test animals. The suspension of the trials was not based on any adverse findings in the human clinical studies. SB is conducting additional animal studies, and until the effect is more fully understood, the clinical trials will remain suspended. There can be no assurance that the trials will resume.

     Under an agreement signed in March 1995 to develop an oral elastase inhibitor, Cortech received $1.4 million from Ono Pharmaceutical Co., Ltd. ("Ono") in the third quarter of 1996. Of the $1.4 million, $115,000 has been recognized as revenue for work performed in the third quarter and $688,000 will be recognized in the fourth quarter. The remainder will be recognized as revenue in the first quarter of 1997.

     In October 1996, Cortech received an additional $1.5 million of funding from Ono to be applied to the second year of the collaboration, bringing total funding received in 1996 to $4.3 million as compared to the $2.8 million originally planned for the calendar year. To balance this accelerated payment schedule, Ono's projected funding for the third year of the collaboration will decrease from $3.5 million to $3.0 million, and Cortech has agreed to waive a $1.0 million milestone payment scheduled to be made at the end of the three year research collaboration in the event Ono selects a lead compound for continued preclinical development.

     In August, the Company purchased the "right of first offer" it had previously granted to Marion Laboratories, a predecessor to Hoechst Marion Roussel Incorporated ("HMRI"). The right of first offer, granted as part of a transaction between the parties entered into in February 1988, covered all new technologies developed by the Company. Cortech bought back the right in exchange for 200,000 shares of unregistered common stock.

     In the third quarter of 1996, Cortech received $50,000 and has recognized $290,000 as revenue from HMRI for work completed in the third quarter of 1996 under the December 1995 extension of a research and development contract dated June 30, 1987.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

          THE FOLLOWING DISCUSSION CONTAINS, IN ADDITION TO HISTORICAL INFORMATION, FORWARD-LOOKING STATEMENTS THAT INVOLVE RISKS AND UNCERTAINTIES.
 CORTECH, INC.'S (THE "COMPANY'S") ACTUAL RESULTS MAY DIFFER SIGNIFICANTLY FROM THE RESULTS DISCUSSED IN THE FORWARD-LOOKING STATEMENTS. FACTORS THAT COULD CAUSE OR CONTRIBUTE TO SUCH DIFFERENCES INCLUDE, BUT ARE NOT LIMITED TO, THOSE DISCUSSED BELOW AND IN THE COMPANY'S 1995 ANNUAL REPORT ON FORM 10-K.

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

     Because the Company's products are in an early stage of development, by their nature they face a high degree of technological, regulatory and competitive risk. The regulatory approval process for any new drug is arduous. Commencement of any trial or any phase of development does not provide assurance that such trial or phase will be successfully completed, and successful completion of any trial or any phase of development does not provide assurance that future phases will also be successfully completed or that marketing approval will ultimately be obtained. There can be no assurance that any of the Company's compounds will successfully lead to products that can be commercialized.

     In the first nine months of 1996, the Company has received $4.0 million in milestone payments under an agreement with SmithKline Beecham plc ("SB") for the development of Bradycor. On October 23, 1996 the Company announced that SB had elected to suspend the trials of Bradycor in response to anomalous results from pharmacokinetic studies in rats in which unexplained mortality was seen in the test animals. The suspension of the trials was not based on any adverse findings in the human clinical studies. SB is conducting additional animal studies and until the effect is more fully understood, the clinical trials will remain suspended. There can be no assurance that the trials will resume.

     Drug discovery and drug development programs are capital intensive. Management believes that raising funds in the public capital markets may remain unattractive for the Company at least for the near term. Therefore, the Company will likely be dependent in large part upon maintaining existing relationships and upon entering into new arrangements with collaborative partners for necessary future funding and product development support. There can be no assurance that success in any phase of development will result in an enhanced ability to raise capital nor that the Company will be successful in establishing and maintaining any additional collaborative arrangements.

     Also inherent in the Company's early stage of development is a range of additional risks, including the Company's history of losses and the uncertainty of future financing. The Company also faces risks stemming from the nature of the biopharmaceutical industry including, among others, the risk of competition; the risk of regulatory change including potential changes in health care coverage; and uncertainties associated with obtaining and enforcing patents and proprietary technology. In addition, the Company's stock price, like that of many publicly-traded biotechnology companies, has in the past been highly volatile and may in the future experience significant volatility.

RESULTS OF OPERATIONS

REVENUES

     Revenues from research and development increased from $862,000 in the third quarter of 1995 to $1.0 million in the third quarter of 1996 and increased from $2.8 million to $5.6 million in the nine month periods ending September 30, 1995 and 1996, respectively. The increase in revenues for the nine-month period resulted primarily from milestone payments in accordance with the SB contract dated November 1, 1995 of which $2.6 million has been recorded as revenue.

     The agreements between the Company and each of its corporate partners provide for payments to the Company based upon the achievement of predetermined milestones. The agreements currently are in their research and development phases, during which payments generally are tied to specific milestones of a non-recurring nature. Thus, the payments received during the first nine months of 1996 are not predictive of future revenue levels. These agreements provide for early termination under certain circumstances. There can be no assurance that any of these collaborations will not be discontinued in accordance with their terms.

RESEARCH AND DEVELOPMENT EXPENSES

     Expenses for research and development decreased from $3.9 million in the third quarter of 1995 to $2.8 million in the third quarter of 1996 and decreased from $15.1 million in the nine months ended September 30, 1995 to $8.8 million in the nine months ended September 30, 1996. This decrease is due primarily to restructurings announced in March and August 1995.

     Management expects that the Company's near term rate of research and development expenses will level off at or below the rate experienced for the first nine months of 1996. Expenditures will continue to depend upon numerous factors, including the progress of research and development programs. The Company continues to review carefully all of its planned and current expenditures on these programs. Such review can lead to either increases or decreases in project-related spending.


GENERAL AND ADMINISTRATIVE EXPENSES

     General and administrative expenses decreased from $979,000 in the third quarter of 1995 to $756,000 in the third quarter of 1996 and decreased from $3.5 million in the nine months ended September 30, 1995 to $2.6 million in the nine months ended September 30, 1996. This decline resulted from decreases in staffing, office space and business activity. In general, the Company expects its general and administrative expenses to follow a trend similar to that noted above for research and development.

NET LOSS

     The net loss decreased from $3.7 million in the third quarter of 1995 to $2.2 million in the third quarter of 1996 and from $14.4 million in the nine months ended September 30, 1995 to $4.9 million in the nine months ended September 30, 1996. This decrease was due principally to the decreased expenses and increased revenues described above.

LIQUIDITY AND CAPITAL RESOURCES

     At September 30, 1996, the Company had cash, cash equivalents and short-term investments totaling $22.2 million, compared to $23.1 million at December 31, 1995. The Company's net cash used in operating activities, including purchases of property, plant and equipment, totaled $1.8 million and $1.5 million for the three and nine months ended September 30, 1996, respectively. The Company's expenditures, net of depreciation and non-cash charges, decreased from $3.9 million in the third quarter of 1995 to $2.6 million in the third quarter of 1996 and decreased from $15.7 million in the nine months ended September 30, 1995 to $9.7 million in the nine months ended September 30, 1996. This reduction reflects the Company's continued monitoring of expenditures and its efforts to focus resources on the projects with the greatest expected value.

     From its inception through September 30, 1996, the Company raised cash totaling $97.8 million from the sale of equity securities, including $33.6 million in net proceeds from its November 1992 initial public offering and $37.7 million in net proceeds from its November 1993 follow-on public offering.

     Under an agreement signed in March 1995 to develop an oral elastase inhibitor, Cortech received $1.4 million from Ono in the third quarter of 1996. Of the $1.4 million, $115,000 has been recognized as revenue for work performed in the third quarter and $688,000 will be recognized in the fourth quarter. The remainder will be recognized in the first quarter of 1997.

     In October 1996, Cortech received an additional $1.5 million of funding from Ono to be applied to the second year of the collaboration, bringing total funding received in 1996 to $4.3 million as compared to the $2.8 million originally planned for the calendar year. To balance this accelerated payment schedule, Ono's projected funding for the third year of the collaboration will decrease from $3.5 million to $3.0 million, and Cortech has agreed to waive a $1.0 million milestone payment scheduled to be made at the end of the three year research collaboration in the event Ono selects a lead compound for continued preclinical development.

     In the third quarter of 1996, Cortech received $50,000 and has recognized $290,000 as revenue from Hoechst Marion Roussel Incorporated ("HMRI") for work completed in the third quarter of 1996 under the December 1995 extension of a research and development contract dated June 30, 1997.

     In August, the Company purchased the "right of first offer" it had previously granted to Marion Laboratories, a predecessor to Hoechst Marion Roussel Incorporated ("HMRI"). The right of first offer, granted as part of a transaction between the parties entered into in February 1988, covered all new technologies developed by the Company. Cortech bought back the right in exchange for 200,000 shares of unregistered common stock.

     The Company has experienced net losses and negative cash flows from operations each year since inception and has incurred an accumulated deficit of $76.4 million through September 30, 1996. The Company expects to incur substantial additional expenses in the pursuit of its research and product development programs, either alone or in collaboration with partners. The expenses may include costs of expanded research and development, clinical trials, construction of manufacturing facilities, establishment of a marketing and sales organization and additional administrative activities. In order to fund such expenses, the Company anticipates that it will have to seek additional research, development and marketing arrangements with collaborative partners and/or additional private or public financing. There can be no assurance that such agreements will be concluded or that the Company will be able to raise additional capital when required or that such capital would be available under favorable terms.

                                  PART II

ITEM 1.  LEGAL PROCEEDINGS.

     The Company is not party to any material legal proceedings.


ITEM 2.  CHANGES IN SECURITIES.

     Not applicable.


ITEM 3.  DEFAULT UPON SENIOR SECURITIES.

     Not applicable.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     Not applicable

ITEM 5.  OTHER INFORMATION.

     Not applicable.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

     a.   Exhibits

          ITEM     DESCRIPTION
          ----     -----------
          10.54    Buy-Out Agreement, dated September 9, 1996 between the
                   Company and Hoechst Marion Roussel, Inc.

          27.1     Financial Data Schedule

     b.   Reports on Form 8-K

          Not applicable.

                                   SIGNATURES


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 13th day of November, 1996.

                                           CORTECH, INC.

                                           (Registrant)


Date:   November 13, 1996                  By:      /s/  JOSEPH L. TURNER
     --------------------------               --------------------------------
                                                       Joseph L. Turner
                                                VICE PRESIDENT OF FINANCE AND
                                                ADMINISTRATION AND PRINCIPAL
                                                      ACCOUNTING OFFICER