Form 10-Q/A
period 1996-09-30
CORTECH INC
filed 1996-11-15
CIK 728478

------------------------------------------------------------------------------
------------------------------------------------------------------------------



                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                -----------------

                                   FORM 10-Q/A
                                 Amendment No. 1

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

                 ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K


a.   Exhibits

     Item         Description
     ----         -----------

     10.54        Buy-Out Agreement, dated September 9, 1996
                  Between the Company and Hoechst Marion Roussel, Inc.

                                   SIGNATURES


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 15th day of November, 1996.

                                           CORTECH, INC.

                                           (Registrant)


Date:   November 15, 1996                  By:      /s/  JOSEPH L. TURNER
     --------------------------               --------------------------------
                                                       Joseph L. Turner
                                                VICE PRESIDENT OF FINANCE AND
                                                ADMINISTRATION AND PRINCIPAL
                                                      ACCOUNTING OFFICER