Form 10-K
period 1996-12-31
CORTECH INC
filed 1997-03-31
CIK 728478

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                     SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549

                                  FORM 10-K

(MARK ONE)
    /X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED) FOR THE FISCAL YEAR ENDED DECEMBER 31, 1996 OR
    / / TRANSACTION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED) FOR THE TRANSITION PERIOD FROM _____________ TO _____________ .

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
                          Yes  X    No
                             -----    -----

Indicate by check mark if disclosure of delinquent filers pursuant to item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. /X/


The aggregate market value of the voting stock held by nonaffiliates of the registrant, based upon the closing price on the Nasdaq National Market System, was approximately $20 million as of February 28, 1997.

The number of shares of Common Stock outstanding as of February 28, 1997, was 18,518,079.

                         DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant's definitive Proxy Statement for the registrant's Annual Meeting of Stockholders, to be held on May 28, 1997, are incorporated by reference to the extent stated herein.

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                                  TABLE OF CONTENTS

                                                                         PAGE
                                                                         ----
                                        PART I
Item 1.  Business.........................................................  1
Item 2.  Properties....................................................... 10
Item 3.  Legal proceedings................................................ 10
Item 4.  Submission of matters to a vote of security holders.............. 10


                                       PART II

Item 5.  Market for the registrant's common stock and related stockholder matters............................................ 12
Item 6.  Selected financial data.......................................... 12
Item 7.  Management's discussion and analysis of financial condition and results of operations...................................... 13
Item 8.  Financial statements and supplementary data...................... 20
Item 9.  Changes in and disagreements with accountants on accounting and financial disclosure....................................... 20


                                       PART III

Item 10. Directors and executive officers of the registrant............... 21
Item 11. Executive compensation........................................... 21
Item 12. Security ownership of certain beneficial owners and management... 21
Item 13. Certain relationships and related transactions................... 21


                                       PART IV

Item 14. Exhibits, financial statement schedules and reports on Form 8-K.. 22

EXCEPT FOR HISTORICAL INFORMATION CONTAINED HEREIN, THIS REPORT CONTAINS FORWARD-LOOKING STATEMENTS THAT INVOLVE RISKS AND UNCERTAINTIES. THE COMPANY'S ACTUAL RESULTS COULD DIFFER MATERIALLY. FACTORS THAT COULD CAUSE OR CONTRIBUTE TO SUCH DIFFERENCES INCLUDE, BUT ARE NOT LIMITED TO, THOSE DISCUSSED BELOW AND UNDER THE CAPTIONS "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, AND BUSINESS RISKS."

                                     PART I

ITEM 1.  BUSINESS.

THE COMPANY

     Cortech, Inc. (the "Company") is a biopharmaceutical company whose focus has been the discovery and development of novel therapeutics for the treatment of inflammatory disorders. Cortech has directed its research and development efforts toward protease inhibitors and bradykinin antagonists.

     In the area of protease inhibition, one of Cortech's research programs has been the discovery and development of inhibitors of human neutrophil elastase ("HNE"), a potent serine protease. Initially, parenteral inhibitors were developed. Later this evolved into work on inhibitors for oral administration and subsequently to the establishment of a collaboration with Ono Pharmaceutical Co., Ltd. ("Ono") of Osaka, Japan, to support this work. Currently, Cortech's research efforts are focused primarily in this area. In related research, the Company has also demonstrated that its proprietary technology has the potential to be applied to the discovery of a broader range of therapeutically interesting protease inhibitors.

     Until recently, two of Cortech's compounds were advancing in Phase II clinical development. The first of these was CE-1037, a parenteral inhibitor of HNE being developed for the treatment of the acute respiratory distress syndrome ("ARDS") and cystic fibrosis. Hoechst Marion Roussel, Inc. ("HMRI") had provided funding for the research and development of CE-1037 since 1987, but in December 1996, the companies agreed to suspend clinical development of CE-1037 on the basis of recent preclinical findings which require further evaluation. This, along with other considerations, led to termination of the agreement, and HMRI returned all rights to CE-1037 to Cortech.

     The second compound in clinical development was Bradycor, a bradykinin antagonist being developed by SmithKline Beecham ("SB") for the treatment of traumatic brain injury ("TBI"), under an agreement established in November 1995. In March 1997, Cortech and SB agreed to terminate their collaboration when a Phase II clinical trial of Bradycor in patients with TBI failed to demonstrate a significant effect of the compound on intracranial pressure, the primary endpoint. Until mid-1995, Cortech's work on Bradycor had been focused primarily on the treatment of sepsis, but two Phase II clinical trials, completed in 1994 and 1995 also failed to provide sufficient evidence of efficacy to warrant additional development in that indication.

     Cortech has identified a lead second generation bradykinin antagonist which has significantly greater potency than Bradycor and which is in early preclinical development for the treatment of acute ischemic stroke.

     Cortech's strategy has been to develop products primarily in collaboration with established pharmaceutical and biopharmaceutical companies and research institutions. Although the Company regularly participates in discussions of possible collaborative relationships, there can be no assurance that desired collaborations will be entered into or that any such collaborations will result in the development of marketable products.

     The Company was incorporated in 1982 in Colorado and reincorporated in Delaware in August 1991. The Company's offices are located at 6850 N. Broadway, Suite G, Denver, Colorado 80221. Its telephone number is (303) 650-1200.

PROTEASE INHIBITORS

  BACKGROUND

     Proteases are enzymes that are capable of degrading proteins. They are involved in many normal and pathological processes. Compounds which can inhibit selected proteases potentially represent significant therapeutic opportunities in the treatment of a wide range of diseases.

     Cortech has had a long-standing research and development program in the inhibition of HNE, a protease that has been implicated in a broad array of chronic and acute respiratory diseases. During inflammation, neutrophils are activated and migrate to sites of inflammation to help kill microorganisms and eliminate inflammatory debris. Neutrophils release HNE, which disrupts the lining of blood vessels (endothelium) and allows the neutrophils to reach their target destination. Because HNE is so potent at digesting protein and thereby damaging tissue, the body possesses a number of defenses against excessive HNE release, limiting its effect in minor inflammatory states. In certain severe inflammatory conditions, however, HNE production overwhelms the body's natural defenses, resulting in tissue destruction.

     High levels of HNE release have also been found in cases of organ dysfunction, such as those associated with ARDS. Further, HNE appears to play a significant role in a number of chronic diseases marked by tissue destruction, including cystic fibrosis and emphysema. HNE also appears to be involved in less severe forms of tissue destruction, such as rheumatoid arthritis, psoriasis and periodontal disease.

  ORAL HNE INHIBITOR RESEARCH

     In March 1995, Cortech signed a research agreement with Ono to develop an orally active HNE inhibitor using technology developed by Cortech prior to initiation of the collaboration. Under the terms of the agreement, Ono substantially funds Cortech's research on oral, HNE inhibitors for the treatment of inflammatory disorders such as rheumatoid arthritis, chronic obstructive pulmonary disease and inflammatory bowel disease. By applying rational drug design over the past two years, the Company has synthesized novel compounds, some of which have shown potent, oral efficacy in animal models of HNE mediated tissue injury. The emphasis of the work has now moved to improving oral bioavailability.

     On the basis of progress to date, Cortech and Ono agreed in October 1996, to modify the terms of their research agreement, as a result of which, Cortech increased staffing dedicated to the project, and Ono paid an additional $1.5 million to be applied to the second year of the collaboration, bringing total 1996 funding to $4.3 million as compared to the $2.8 million originally planned for the calendar year. To balance this accelerated payment schedule, Ono's projected funding for the third year of the collaboration will decrease by $500,000 to $3.0 million, and Cortech has agreed to waive a $1.0 million milestone payment scheduled to be made at the end of the three-year research program in the event Ono selects a lead compound for continued preclinical development.

     Under the terms of the agreement, Ono has an exclusive, royalty-free license to make, use and sell any resulting product in Japan, Korea, Taiwan and China. The Company has retained all other rights and now is seeking a partner for its oral HNE program for Europe and North America. There can be no assurance that the Company will be able to establish such a partnership on favorable terms or at all, or that resulting product development efforts would be successful. See "Product Development Risks."

  CLINICAL DEVELOPMENT OF CE-1037

     In June 1987, Cortech entered into research and license agreements with HMRI's predecessor, Marion Laboratories, Inc. ("Marion") under which Cortech granted to Marion worldwide rights to develop, manufacture and market any products resulting from Cortech's HNE inhibitor program, subject to a royalty payable to Cortech based on net sales. Under the research agreement, as amended, dated June 30, 1987 (the "Research Agreement"), HMRI provided research funding for the development of CE-1037.

     The agreement expired in December 1996, at which time, HMRI ended the alliance and returned all rights to CE-1037 to Cortech. HMRI paid a total of $14.1 million in research funding to Cortech through December 31, 1996. No additional research funding will be forthcoming. The Company is seeking a partner to undertake further development of CE-1037. There can be no assurance that the Company will be able to establish such a partnership on favorable terms or at all, or that resulting product development efforts would be successful. See "Product Development Risks."

    Under the agreement with HMRI, Phase I and early Phase II development was conducted in ARDS and cystic fibrosis. The primary objective of the Phase II work was to assess the safety and pharmacokinetic profile of CE-1037 in small numbers of patients with those diseases. The trial in 15 cystic fibrosis patients has been completed. The companies agreed to suspend patient accrual in a second pilot Phase II safety trial in ARDS pending evaluation of recent results of preclinical genotoxicity studies conducted by HMRI. Cortech is waiting for detailed reports of the preclinical safety findings before a determination can be made as to their significance and potential impact on the target indications. The results of the work conducted in cystic fibrosis and ARDS will also be evaluated in light of the preclinical findings. There can be no assurance that clinical development will resume, in light of HMRI's decision to terminate its support of the program.

BRADYKININ ANTAGONISTS

  BACKGROUND

     Inflammation is the body's response to injury of any kind, including that caused by infections, immune responses or physical trauma. Controlled inflammation is beneficial because it facilitates the clearance of pathogens (disease-causing agents) and the repair of damaged tissue. However, because inflammation is a comprehensive response involving numerous pathologic mediators, the strength of the response often converts normal, controlled inflammation into an abnormal, destructive process. When this occurs, inflammation can cause acute or chronic disease, often accompanied by pain, edema (swelling) or tissue destruction leading to organ failure and death in severe cases.

     Bradykinin is generated immediately following tissue injury or infection. It is a pivotal inflammatory mediator, and its diverse effects include pain, edema, vascular leak, and hypotension or low blood pressure that can lead to shock, organ dysfunction and death. The body normally inactivates bradykinin within seconds of its generation. However, in instances of overwhelming injury, bradykinin production outstrips the body's capacity to inactivate it, thereby generating sustained inflammation, pain and edema. Preclinical work continues to support the role of bradykinin as an important mediator of inflammation, but its relevance in the pathophysiology of clinical inflammatory conditions is uncertain and continues to represent a challenge.

  BRADYCOR

     In November 1995, Cortech entered into a worldwide product development and license agreement with SB for the development of Bradycor in TBI. Under the terms of this agreement, SB undertook a Phase II clinical trial of Bradycor in patients with severe TBI, enrolling 133 patients at 31 centers in North America. The results of this trial, which became available in March 1997, failed to demonstrate an effect of the drug on intracranial pressure, the primary endpoint. Based on these results, SB and Cortech have agreed to discontinue the planned development of Bradycor, and SB has provided notice of termination of the license agreement. The Company had completed Phase II clinical trials of Bradycor in sepsis in 1994 and 1995, which also failed to demonstrate efficacy in that indication.

  SECOND GENERATION BRADYKININ ANTAGONIST RESEARCH

     Cortech has also developed a series of peptide bradykinin antagonists that are 100 to 1,000 times more potent than Bradycor. Compared to Bradycor, these compounds have longer durations of action IN VIVO (in animals) and are expected to be less costly to manufacture.

     Cortech has identified a lead compound, CP-0597, which has been the subject of early preclinical development and is potentially targeted for the treatment of acute ischemic stroke. Acute ischemic stroke is the term applied when blood supply to the brain is acutely compromised by the obstruction of an artery. This obstruction leads to ischemia (insufficient blood flow and loss of oxygen) of the brain tissue. As a result of the ischemia, there is neuronal death, neurological impairment and death of brain tissue. The microvasculature in the brain is acutely sensitive to ischemia and reacts with endothelial swelling and changes in microvascular tone which further compromise blood supply. There is blood brain barrier disruption in the ischemic territory and an inflammatory response both at the vascular and neuronal levels.

     The Company is currently seeking one or more partners to advance its lead second generation compound through remaining preclinical and clinical development and to help commercialize any drug(s) which may result. There can be no assurance that the Company will be able to establish such a partnership on favorable terms or at all, or that resulting product development efforts would be successful. See "Product Development Risks."

  BRADYKININ ANTAGONIST HETERODIMER RESEARCH

     Inflammation and pain are complex conditions in which multiple mediators interact, suggesting interventions aimed at more than one pathway may offer significant advantages. Based on this concept, the Company has conducted work involving the design and development of single compounds, called heterodimers, in which a bradykinin antagonist is combined with another agent. Cortech has designed several classes of such heterodimers and has generated IN VITRO (in test tube) and IN VIVO data demonstrating the efficacy of these compounds in experimental models of pain and inflammation. In addition, these compounds appear to act peripherally (no central nervous system penetration), lacking centrally mediated side effects such as respiratory and central nervous system depression.

     The compounds of this type that have been tested to date appear to retain their dual activity when given IN VIVO. If this activity can be extended to humans, the potential benefit of such an approach targeted to conditions such as perioperative pain, may be significant.

     Cortech is seeking a partner to enable the advancement of the bradykinin antagonist heterodimer program through remaining preclinical and clinical development and to help commercialize any drug(s) which may result. There can be no assurance that the Company will be able to establish such a partnership on favorable terms or at all, or that resulting product development efforts would be successful. See "Product Development Risks."

PRODUCT DEVELOPMENT RISKS

             Cortech's products are in an early stage of reasearch and development. All of the compounds currently under development by the Company will require significant additional research and development, preclinical testing and extensive clinical testing prior to submission of any regulatory application for commercial use. There can be no assurance that the Company's research or product development efforts will be successfully completed, that the compounds currently under development will be proven to be safe and efficacious in clinical trials, that required regulatory approvals can be obtained, that products can be manufactured at acceptable cost and with appropriate quality or that any approved products can be successfully marketed or will be accepted by patients, health care providers and third-party payors. There also can be no assurance that new collaborative arrangements will be established to provide required financial support.

PATENTS, TRADE SECRETS AND LICENSES

             The Company's policy is to seek appropriate patent protection of the proprietary technologies and compounds considered important to its business. Cortech also relies upon trade secrets, know-how, continuing technological innovations and licensing opportunities to develop and maintain its competitive position. The Company's success will depend in part on its ability to obtain patents, maintain trade secrets and operate without infringing on the proprietary rights of others, both in the United States and in other countries. The Company plans appropriately to prosecute and defend its intellectual property.

             The Company has patent protection in the following three scientific categories: protease inhibitors, bradykinin antagonists, and immunology (vaccines and treatments). Cortech owns six U.S. patents in the protease inhibitor field, and currently has six U.S. patent applications pending in that field.

             In the bradykinin antagonist field, Cortech owns four U.S. patents. Another U.S. patent application in the bradykinin antagonist field has been allowed. Seven Cortech-owned patent applications are pending in this field, and one application which was filed pursuant to a research agreement with the University of Colorado is also pending.

             The patent positions of pharmaceutical and biopharmaceutical firms, including the Company, are uncertain and involve complex factual questions. In addition, the coverage claimed in a patent application can be significantly reduced before or after the patent is issued. Consequently, the Company does not know whether any of the pending applications will result in the issuance of patents or, if any patents are issued, whether they will provide significant proprietary protection or will be circumvented or invalidated. Since patent applications in the U.S. are maintained in secrecy until patents issue and since publication of discoveries in the scientific or patent literature often lag behind actual discoveries, the Company cannot be certain that it or any licensor was the first creator of inventions covered by pending patent applications or that it or such licensor was the first to file patent applications for such inventions. The Company is aware of a patent that has issued that contains claims which may, if valid, block the Company from selling one or more compounds in the immunology area. There can be no assurance that the Company's patents, if issued, would be held valid and infringed by a court of competent jurisdiction. An adverse outcome with regard to a third party claim could subject the company to significant liabilities to third parties, require disputed rights to be licensed from third parties or require the Company to cease using such technology.

             A number of pharmaceutical and biopharmaceutical companies and research and academic institutions have filed patent applications or received patents in the Company's fields. Some of these applications or patents may be competitive with the Company's applications or may conflict in certain respects with claims made under the Company's applications. Such conflict could result in a significant reduction of the coverage of the Company's patents, if issued. In addition, if patents are issued to other companies that contain competitive or conflicting claims and such claims are ultimately determined to be valid, there can be no assurance that the Company would be able to obtain licenses to these patents at a reasonable cost or be able to develop or obtain alternative technology.

             The Company also relies upon unpatented trade secrets and improvements, unpatented know-how and continuing technological innovation to develop and maintain its competitive position which it seeks to protect, in part, by confidentiality agreements with its corporate partners, collaborators, employees, consultants and vendors. There can be no assurance that these agreements will not be breached, that the Company would have adequate remedies for any breach, or that the Company's trade secretes will not otherwise become known or be independently discovered by competitors.

             It is the Company's policy to require its employees, consultants, members of the Board of Directors, outside scientific collaborators and sponsored researchers and other advisors to execute confidentiality agreements upon the commencement of employment or consulting relationships with the Company. These agreements provide that all confidential information developed or made known to the individual during the course of the individual's relationship with the Company is to be kept confidential and not disclosed to third parties except in specific circumstances. In the case of employees, the agreements provide that all inventions conceived by the individual shall be the exclusive property of the Company. There can be no assurance, however, that these agreements will provide meaningful protection or adequate remedies in the event of unauthorized use of the Company's trade secrets or disclosure of such information. The Company also has taken appropriate physical security measures to protect its intellectual property.

         RESEARCH FOUNDATION OF THE STATE UNIVERSITY OF NEW YORK

             The Company and RESEARCH FOUNDATION OF THE STATE UNIVERSITY OF NEW YORK entered into a License Agreement, dated June 30, 1987 (the "RFSUNY License Agreement"), pursuant to which, as amended, the Company has a royalty-free, worldwide, exclusive license to manufacture, use or sell products covered by the 1986 elastase inhibitor patent application and international patents, as well as any other intellectual property rights resulting from the parties' research program. RFSUNY reserved the right to use the patent rights for noncommercial, academic research. The Company's exclusive license will terminate in a country 17 years after the FDA first grants approval for the marketing of any elastase inhibitor product, or after the expiration date of the last expiring patent issued in such country, whichever is later. The Company was further granted the right to sublicense worldwide any of its rights granted under the RFSUNY License Agreement.

         CP-0127 DEVELOPMENT CORPORATION

             In February 1992, the Company entered into a series of agreements with its affiliate CP-0127 Development Corporation ("CDC") that govern the development of products utilizing CP-0127 (Bradycor). The agreements grant CDC the rights to utilize Bradycor in the U.S., Canada and Europe for certain indications, while Cortech retained rights to such products in other parts of the world. Cortech has the right to market, sell and license the technology licensed to CDC or to sell products derived therefrom and is subject to a royalty obligation in favor of CDC. Cortech is not currently developing any compounds covered by the license.

             Bert Fingerhut and Kenneth R. Lynn, Chairman of the Board of Directors and Chief Executive Officer, respectively, serve as two of the three members of the Board of Directors of CDC. In addition, Mr. Lynn and Joseph L. Turner, Vice President, Finance and Administration, Chief Financial Officer and Treasurer of Cortech, serve as President and Secretary of CDC, respectively.

MARKETING STRATEGY

             Cortech's compounds are in the early stages of research and development. In the event that any of Cortech's compounds are approved for marketing, this will be accomplished primarily through arrangement with other pharmaceutical or biotechnology companies. Comprehensive sales and technical support services would be necessary to market the Company's products, and the Company does not anticipate establishing significant capabilities in these areas in the foreseeable future. To the extent the Company enters into co-marketing, co-promotion or similar arrangements, any revenues received by the Company will be dependent on the efforts of third parties, and there can be no assurance that such efforts will be successful. Sales of any products for which the Company obtains regulatory approval will be dependent in part on the availability of reimbursements to the consumer from third-party payors, such as government and private insurance programs.

MANUFACTURING

             The manufacture of sufficient quantities of new drugs can be an expensive, time-consuming and complex process and may require the use of materials with limited availability or require dependence on sole-source suppliers. The Company will be reliant upon third parties or its corporate partners for the manufacture of compounds. There can be no assurance that such third-party arrangements can be established on a timely or commercially reasonable basis, if at all. Where such arrangements are established, the Company will depend on such third parties to perform their obligations effectively and on a timely basis. There can be no assurance that such parties will perform acceptably and any failures by third parties may delay clinical trial development or the submission of products for regulatory approval, impair the Company's ability to deliver products on a timely basis, or otherwise impair the Company's competitive position, which could have a material adverse effect on the Company's business, financial condition and results of operations. If the Company does not find a suitable manufacturing partner or contractor, it may be required to incur substantial financial obligations to construct or acquire manufacturing facilities.

COMPETITION

             The pharmaceutical and biopharmaceutical industries are engaged in intense competition involving multiple technologies and strategies for compound identification and development. Many companies are focused on research in the same areas as the Company. The Company's most significant competitors are fully integrated pharmaceutical companies and more-established biotechnology companies. Smaller companies may also prove to be significant competitors, particularly through collaborative arrangements with large pharmaceutical companies. In addition, the Company faces competition from academic institutions, governmental agencies, and other public and private research organizations that conduct research, seek patent protection, and establish collaborative arrangements for product and clinical development and marketing. Furthermore, these companies and institutions compete with the Company in recruiting and retaining highly qualified scientific and management personnel.

             Many of the Company's competitors have substantially greater financial, technical and human resources than the Company and have significant products approved or in development. In addition, many of these competitors have significantly greater experience than the Company in undertaking preclinical testing and human clinical trials of new pharmaceutical products and obtaining FDA approval for products. Furthermore, if the Company is permitted to commence commercial sales of products, it will also be competing with respect to manufacturing efficiency and marketing capabilities.

             Any of the Company's products that successfully gain regulatory approval must then compete for market acceptance and market share. For certain of the Company's potential products, an important competitive factor will be the timing of market introduction. Accordingly, the Company expects that important competitive factors will be the relative speed with which companies can develop products, complete the clinical testing and approval processes and supply commercial quantities of the product to the market. With respect to clinical testing, competition may delay progress by limiting the number of clinical investigators and patients available to test the Company's potential products.

             HNE inhibitors have been the subject of an especially intense focus of activity in the pharmaceutical industry. While no company has succeeded in developing a small molecular weight HNE inhibitor to the point of filing an application for marketing approval, there can be no assurance that any of these programs will not achieve success in the future. Limited applications for aerosolized delivery of HNE inhibitors have been achieved. In addition, alternative approaches to the use of HNE inhibitors are being developed.

             At least two other companies have developed bradykinin antagonists and may be engaged in product development activities. Numerous companies are developing alternative strategies to treat inflammation. A number of these are in preclinical and clinical development.

Any of these approaches could compete with the Company's HNE inhibitor programs.

GOVERNMENT REGULATION

             The FDA is the primary agency regulating the research, development, manufacture, sale and marketing of drugs in the U.S. From the time at which a promising compound is identified, regulations dictate its development, approval, marketing and sale. Product development and approval within this regulatory framework takes a number of years and involves the expenditure of substantial resources. Many products that initially appear promising are never approved because they do not meet the safety and efficacy requirements of the FDA. Regulatory requirements may change at any stage of the Company's product development and may affect approval, delay an application, or require additional expenditures by the Company. If approval is obtained, failure to comply with ongoing regulatory requirements, or new information that negatively impacts the safety or effectiveness of the approved drug, could cause the FDA to withdraw approval to market the product.

             The time period between when a promising new compound is identified and when human testing is initiated is generally referred to as the preclinical development period. A series of pharmacologic studies are also performed during preclinical development to identify the essential characteristics of the compound's behavior. Preclinical testing is performed both IN VITRO, and IN VIVO. Animal toxicity studies are required to characterize the toxicity profile of the compound. Preclinical studies are regulated by the FDA under a series of regulations called the Good Laboratory Practice ("GLP") regulations. Violations of these regulations can, in some cases, lead to invalidation of the studies, requiring those studies to be repeated. During this time, a manufacturing process which is capable of producing the compound in an adequately pure and well characterized form for human use is developed. Production of compounds for use in humans is governed by a series of FDA regulations known as GMP regulations, which regulate all aspects of the manufacturing process.

             The entire body of preclinical development work is summarized in a submission to the FDA called a Notice of Claimed Exemption for Investigational New Drug ("IND"). FDA regulations allow human clinical trials to begin 30 days following the submission of the IND, unless the FDA requests additional information, clarification or additional time to review the IND. There is no assurance that the submission of an IND will allow a company to commence clinical trials. Once trials have started, the company or the FDA may decide to stop the trials because of concerns about the safety of the product or the adequacy of the trial design. Such action can substantially delay individual trials, as well as the entire development program for that compound and, in some cases, may require abandonment of a product.

             Clinical testing of new compounds in humans is designed to establish both safety and efficacy in treating a specific disease or condition. These studies are usually conducted in three phases of testing. In Phase I, a small number of healthy subjects or patients with the specific condition being targeted are given the new compound to determine the pharmacokinetic and pharmacologic actions of the drug in humans, the side effects associated with increasing doses and if possible, to gain early evidence of effectiveness. In Phase II, small numbers of patients with the targeted disease are given the compound to test its efficacy in treating the targeted disease, to determine the common short term side effects and risks associated with the drug, and to establish effective dose levels. Phase III studies are larger studies designed to confirm the compound's efficacy and safety for the targeted disease and to provide an adequate basis for physician labeling.

             When a drug is being developed for a condition that is life- or organ-threatening, or for which there is no alternative therapy, the FDA may, in certain cases, grant an accelerated approval process. However, there is no assurance any of the Company's products would be eligible for this accelerated approval process.

             Once adequate data have been obtained in clinical testing to demonstrate that the compound is both safe and effective for the intended use, all of the data available is submitted to the FDA in a New Drug Application ("NDA"). The FDA reviews this application and, once it decides that adequate data are available which show that the new compound is both safe and effective, approves the drug for marketing. The approval process may take several years and is a function of a number of variables including the quality of the submission and data presented, the potential contribution that the compound will make in improving the treatment of the disease in question, and the extent of agreement between the sponsor and the FDA on the product labeling. There can be no assurance that any new drug will successfully proceed through this approval process or that it will be approved in any specific period of time.

             The FDA may, during its review of an NDA, ask for additional data, and may also require postmarketing testing, including potentially expensive Phase IV studies. In addition, postmarketing surveillance to monitor the safety and effectiveness of the drug must be done by the sponsor. The FDA may in some circumstances impose additional restrictions on the use and or promotion of the drug that may be difficult and expensive to administer.

             Before marketing approval is granted, the facility in which the drug product is manufactured must be inspected by the FDA and deemed to be adequate for the manufacture, holding and distribution of drugs in compliance with GMPs. Manufacturers must continue to expend time, money and effort in the area of production, and quality control, labeling, advertising and promotion of drug product to ensure full compliance with GMP requirements. Failure to comply with applicable requirements can lead to FDA demands that production and shipment cease, that products be recalled, or to enforcement actions that can include seizures, injunctions, or criminal prosecution.
Such failures or new information that negatively impact the safety and effectiveness of the drug that becomes available after approval may lead to FDA withdrawal of approval to market the product.

             To market its products abroad, the Company also must satisfy regulatory requirements implemented by foreign regulatory authorities. The foreign regulatory approval process includes all of the risks associated with FDA approval set forth above, and may introduce additional requirements or risks. There is no assurance that a foreign regulatory body will accept the data developed by the Company for any of its products. Approval by the FDA does not ensure approval in other countries, nor does approval by any other country ensure approval decisions by FDA.

             In Europe, human pharmaceutical products are subject to extensive regulation of the testing, manufacture, safety, efficacy, labeling, storage, record keeping, advertising and promotion of human pharmaceutical products. Effective in January 1995, the European Union enacted new regulations providing for a centralized licensing procedure, which is mandatory for certain kinds of products, and a decentralized (country by country) procedure for all other products. A license granted under the centralized procedure authorizes marketing of the product in all of the member states of the European Union. Under the decentralized procedure, a license granted in one member state can be extended to additional member states pursuant to a simplified application process. The assessment of products filed under the centralized procedure is coordinated by the European Medicine Evaluation Agency ("EMEA").

             In addition to regulations enforced by the FDA, the Company is also subject to regulation under the Occupational Safety and Health Act, the Environmental Protection Act, the Toxic Substances Control Act, the Resource Conservation and Recovery Act, regulations promulgated by the U.S. Department of Agriculture, and other related federal, state or local regulations. The Company's research and development involves the controlled use of hazardous materials, chemicals, viruses and various radioactive compounds. Although the Company believes that its safety procedures for handling and disposing of such materials comply with the standards prescribed by state and federal regulations, the risk of accidental contamination or injury from these materials cannot be completely eliminated. In the event of such an accident, the Company could be held liable for any damages that result and any such liability could exceed the resources of the Company.


THIRD-PARTY REIMBURSEMENT

             The business and financial condition of pharmaceutical and biotechnology companies will continue to be affected by the efforts of government and third-party payors to contain or reduce the cost of health care through various means. For example, in certain foreign markets pricing or profitability of prescription pharmaceuticals is subject to government control. In particular, individual pricing negotiations are often required in each country of the European Union, even if approval to market the drug under the EMEA's centralized procedure is obtained. In the U.S., there have been, and the Company expects that there will continue to be, a number of federal and state proposals to implement similar government control. In addition, an increasing emphasis on managed care in the U.S. has increased and will likely continue to increase the pressure on pharmaceutical pricing. While the Company cannot predict whether any such legislative or regulatory proposals will be adopted or the effect such proposals or managed care efforts may have on its business, the announcement of such proposals or efforts could have a material adverse effect on the Company's ability to raise capital, and the adoption of such proposals or efforts could have a material adverse effect on the Company's business, financial condition and results of operations. Further, to the extent that such proposals or efforts have a material adverse effect on other pharmaceutical companies that are prospective corporate partners for the Company, the Company's ability to establish and maintain strategic alliances may be adversely affected. In addition, in both the U.S. and elsewhere, sales of prescription pharmaceuticals are dependent in part on the availability of reimbursement to the consumer from third-party payors, such as government and private insurance plans that mandate predetermined discounts from list prices. In addition, third-party payors are increasingly challenging the prices charged for medical products and services. If the Company succeeds in bringing one or more products to the market, there can be no assurance that these products will be considered cost effective and reimbursement to the consumer will be available or will be sufficient to allow the Company to sell its products on a competitive basis.


EMPLOYEES

             As of March 14, 1997, the Company employed 82 people of whom 73 are full-time, regular employees. Of the full-time regular employees 58 were primarily engaged in research and development and the remaining 15 employees were primarily engaged in management, business development, and administration. Of the Company's employees at year's end, 14 held M.D. or Ph.D. degrees in scientific fields. In light of the terminations by SB and HMRI, the Company intends to reduce the number of employees significantly.


ITEM 2.  PROPERTIES.

             The Company occupies approximately 66,000 square feet of leased laboratory, support and administrative space in Denver, Colorado. These facilities include a pilot plant for the production of clinical supplies of Company compounds for testing in humans, full analytic capabilities including nuclear magnetic resonance spectroscopy, a USDA-licensed animal facility and computerized molecular modeling facilities. Leases expire on these facilities over the period from December 1997 to May 1999 and are renewable for up to an additional two years.


ITEM 3.  LEGAL PROCEEDINGS.

             The Company is not a party to any material litigation or legal proceedings.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

             There were no matters submitted to a vote of security holders during the fourth quarter of the fiscal year ended December 31, 1996.


                     EXECUTIVE OFFICERS OF THE REGISTRANT

             The executive officers of the Company as of March 22, 1997, are as follows:

         NAME                        AGE               POSITION
         ----                        ---               --------
Kenneth R. Lynn. . . . . . . . . . .  43  President and Chief Executive Officer
                                            and Director

Diarmuid F. Boran. . . . . . . . . .  37  Vice President, Commercial
                                            Development and Planning

Joseph L. Turner . . . . . . . . . .  45  Vice President, Finance and
                                            Administration, Chief Financial
                                            Officer and Treasurer

John M. Young. . . . . . . . . . . .  53  Vice President, Research and
                                            Development

             Mr. Lynn was elected as President and Chief Executive Officer and as a director of Cortech in February 1995. He had been Senior Vice President, Business Development and General Counsel of the Company since 1994 and previously served as Vice President, Business Development and General Counsel from 1993 to 1994. He was appointed Secretary in March 1993. From August 1991 to January 1993, he served as Vice President, General Counsel and Corporate Secretary at U.S. Bioscience, Inc., a pharmaceutical company. From 1984 to July 1991, he served in various legal positions at Marion and Marion Merrell Dow, Inc. (predecessors to HMRI), most recently as Corporate Counsel. Mr. Lynn received his J.D. from the University of Kansas in 1981 and his M.B.A. from Rockhurst College in 1990.

             Mr. Boran has been Vice President, Commercial Development and Planning since August 1995. Previously, Mr. Boran had served as Senior Director, Commercial Development and Planning. From 1988 to 1993, Mr. Boran worked for Marion Merrell Dow Inc. (now Hoechst Marion Roussel, Inc.). He held positions in marketing, strategic planning and finance, and most recently as Director of Corporate Business Analysis. Mr. Boran earned both his M.B.A and B.S. of Pharmacy from the University of Michigan.

             Mr. Turner has been Vice President, Finance and Administration and Chief Financial Officer of the Company since March 1992, and was elected Treasurer of the Company in March 1993. He served as Secretary of the Company from January 1992 to March 1993, and he resumed the duties of Secretary in March 1995. From 1984 to February 1992, Mr. Turner served in various management positions at Eli Lilly and Company, a major drug company, and its subsidiaries, most recently as Director of Finance of Eli Lilly S.A. (Switzerland). He received his

M.A. in molecular biology from the University of Colorado at Boulder in 1977 and his M.B.A. from the University of North Carolina at Chapel Hill in 1979.

             Dr. Young joined Cortech in September, 1996, as Vice President of Research and Development. From January 1995 to September 1996, Dr. Young served as an independent consultant to the pharmaceutical industry. From 1969 to 1994, Dr. Young served in various research and development positions at Syntex Research, including Co-Director of the Institute of Immunology and Biological Sciences, and from March 1994, served as Executive Director of Drug Evaluation. He received his B.S. in mathematics, physics and chemistry in 1965, and his Ph.D. in organic chemistry in 1969, both from the University of Toronto.

                                    PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER
         MATTERS.

         The Company's Common Stock (Nasdaq symbol CRTQ) is traded on the Nasdaq National Market.

         The following table presents quarterly information on the price range of the Company's Common Stock during the past two years. This information indicates the intraday high and low sale prices reported by the Nasdaq National Market.

                                                             HIGH     LOW
                                                             ----     ---
1995
    First Quarter. . . . . . . . . . . . . . . . . . . . .   3 1/8    2 1/8
    Second Quarter . . . . . . . . . . . . . . . . . . . .   3 5/8    2 1/8
    Third Quarter. . . . . . . . . . . . . . . . . . . . .   3 11/16  1 1/8
    Fourth Quarter . . . . . . . . . . . . . . . . . . . .   3        1 9/16

1996
    First Quarter. . . . . . . . . . . . . . . . . . . . .   3 9/16   2 3/16
    Second Quarter . . . . . . . . . . . . . . . . . . . .   3 13/16  2 11/16
    Third Quarter. . . . . . . . . . . . . . . . . . . . .   3 1/4    2 1/16
    Fourth Quarter . . . . . . . . . . . . . . . . . . . .   2 5/8    1 3/16

         As of February 28, 1997, there were 607 holders of record of the Company's Common Stock. On March 26, 1997, the last sale price reported on the Nasdaq National Market for the Company's Common Stock was $0.91.

         The Company has not paid any cash dividends on its capital stock since its inception and does not intend to pay any cash dividends in the foreseeable future. The Company currently intends to retain any future earnings to finance the growth and development of its business.

         On September 9, 1996, the Company issued 200,000 shares of unregistered common stock valued at $2.44 per share to HMRI in exchange for the "right of first offer" it had previously granted to HMRI. The right of first offer, granted as part of a transaction between the parties entered into in February 1988, covered all new technologies developed by the Company. The issuance was exempt from registration under Section 4(2) of the Securities Act of 1933, as amended.

ITEM 6.  SELECTED FINANCIAL DATA.

         The following selected financial data at and for each of the five fiscal years in the period ended December 31, 1996 have been derived from the Company's audited financial statements. Such statements have been audited by Arthur Andersen LLP, independent public accountants, as set forth in their report covering the three years ended December 31, 1996, 1995 and 1994, included elsewhere herein. The data set forth below should be read in conjunction with the financial statements and notes thereto included elsewhere in this document and also with "Management's Discussion and Analysis of Financial Condition and Results of Operations." No dividends were declared or paid for any periods presented.

                                                                      YEARS ENDED DECEMBER 31,
                                                     ----------------------------------------------------------
                                                       1992        1993        1994         1995         1996
                                                     --------    --------    --------     --------     --------
                                                               (IN THOUSANDS, EXCEPT PER SHARE DATA)
STATEMENT OF OPERATIONS DATA:
Revenues:
  Sponsored research and development revenues.....   $  3,875    $  3,472    $  1,470     $  4,140     $  7,422
  Technology license revenue......................      1,000           -           -        1,000            -
  Interest income.................................        310       1,249       1,751        1,685        1,192
                                                     --------    --------    --------     --------     --------
    Total revenues................................      5,185       4,721       3,221        6,825        8,614
                                                     --------    --------    --------     --------     --------
Expenses:
  Research and development........................      7,448      15,462      25,016       18,551       11,339
  General and administrative......................      2,029       3,442       4,943        4,695        3,614
                                                     --------    --------    --------     --------     --------
    Total expenses................................      9,477      18,904      29,959       23,246       14,953
                                                     --------    --------    --------     --------     --------
Net loss..........................................   $ (4,292)   $(14,183)   $(26,738)    $(16,421)    $ (6,339)
                                                     --------    --------    --------     --------     --------
                                                     --------    --------    --------     --------     --------
Net loss per share(1).............................   $  (0.41)   $  (0.95)   $  (1.52)    $  (0.92)    $  (0.35)
                                                     --------    --------    --------     --------     --------
                                                     --------    --------    --------     --------     --------
Weighted average common shares outstanding(1).....     10,538      14,874      17,560       17,754       18,225
                                                     --------    --------    --------     --------     --------
                                                     --------    --------    --------     --------     --------

BALANCE SHEET DATA:
Cash, cash equivalents and short-term
  investments.....................................   $ 37,541    $ 62,574    $ 36,268     $ 23,147     $ 20,978
Working capital...................................     36,850      60,453      34,192       21,891       18,465
Total assets......................................     40,882      68,763      45,553       28,643       25,483
Accumulated deficit...............................    (14,180)    (28,363)    (55,101)     (71,522)     (77,860)
Stockholders' equity..............................     40,075      66,354      43,073       26,977       22,125

-----------------
(1) See Note 2 of Notes to Financial Statements for information concerning the computation of net loss per share.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

         THE FOLLOWING DISCUSSION CONTAINS, IN ADDITION TO HISTORICAL INFORMATION, FORWARD-LOOKING STATEMENTS. THE COMPANY'S ACTUAL RESULTS MAY DIFFER SIGNIFICANTLY FROM THE RESULTS DISCUSSED IN THE FORWARD-LOOKING STATEMENTS. FACTORS THAT COULD CAUSE OR CONTRIBUTE TO SUCH DIFFERENCES INCLUDE, BUT ARE NOT LIMITED TO, THOSE DISCUSSED BELOW AND UNDER THE CAPTION "BUSINESS RISKS."

GENERAL

         Cortech, Inc. (the "Company") is a biopharmaceutical company whose focus has been the discovery and development of novel therapeutics for the treatment of inflammatory disorders. The Company has directed its research and development efforts principally toward protease inhibitors and bradykinin antagonists.

         In the area of protease inhibition, one of the Company's research programs has been the discovery and development of inhibitors of human neutrophil elastase ("HNE"), a potent serine protease. Initially, parenteral inhibitors were developed. Later this evolved into work on inhibitors for oral administration and subsequently to the establishment of a collaboration with Ono Pharmaceutical Co., Ltd. ("Ono") of Osaka, Japan, to support this work. In October 1996, the Company announced that based on progress to date, it was increasing staffing on the oral elastase project and that its partner, Ono, was accelerating funding. As a result, the Company received $4.3 million in 1996 as compared to the $2.8 million contemplated by the original agreement. Currently, the Company's research efforts are focused primarily in this area. In related research, the Company has also demonstrated that its proprietary technology has the potential to be applied to the discovery of a broader range of therapeutically interesting protease inhibitors.

         Until recently, two of the Company's compounds were advancing in Phase II clinical development. The first of these was CE-1037, a parenteral inhibitor of HNE being developed for the treatment of the acute respiratory distress syndrome ("ARDS") and cystic fibrosis. Hoechst Marion Roussel, Inc. ("HMRI") had provided funding for the research and development of CE-1037 since 1987, but in December 1996, the companies agreed to suspend clinical development of CE-1037 on the basis of recent preclinical findings which required further evaluation. This, along with other considerations, led to termination of the agreement, and HMRI returned all rights to CE-1037 to the Company.

         The second compound in the clinic was Bradycor, a bradykinin antagonist being developed by SmithKline Beecham ("SB") for the treatment of traumatic brain injury ("TBI"), under an agreement established in November 1995. In 1996, the Company received $4.0 million in milestone payments under an agreement with SB for the development of Bradycor. In March 1997, the Company and SB agreed to terminate their collaboration when a Phase II trial of Bradycor in patients with TBI failed to demonstrate a significant effect of the compound on intracranial pressure, the primary endpoint. The Company expects to receive no additional revenues related to Bradycor. Until mid-1995, the Company's work on Bradycor had been focused primarily on the treatment of sepsis, but two clinical trials, completed in 1994 and 1995 also failed to provide sufficient evidence of efficacy to warrant additional development in that indication.

LIQUIDITY AND CAPITAL RESOURCES

         At December 31, 1996, the Company had cash, cash equivalents and short-term investments totaling $21.0 million, compared to $23.1 million at December 31, 1995. The Company's net cash used in operating activities including purchases of property, plant and equipment, totaled $3.1 million, $13.3 million and $28.4 million in 1996, 1995 and 1994, respectively. Expenditures for property and equipment included $1.3 million in 1993 and $1.0 million in 1994 for the expansion of the Company's pilot production and laboratory facilities, which were occupied during the second quarter of 1994. The Company's quarterly expenditures in 1996, net of depreciation and non-cash charges, decreased from $4.4 million in the first quarter to $3.5 million in the fourth quarter. This reduction reflects the Company's continued monitoring of expenditures and its efforts to focus resources on the projects with the greatest expected value.

         From its inception through December 31, 1996, the Company raised cash totaling $96.7 million from the sale of equity securities, including $33.6 million in net proceeds from its November 1992 initial public offering and $37.7 million in net proceeds from its November 1993 follow-on public offering.

         Under an agreement signed in March 1995 to develop an oral elastase inhibitor, Cortech received $2.8 million from Ono during 1996. In October 1996, pursuant to an amendment to the original agreement, Cortech received an additional $1.5 million of funding from Ono to be applied to the second year of the collaboration bringing total funding received in 1996 to $4.3 million. Of the $4.3 million, $2.9 million has been recognized as revenue in 1996 and the remainder will be recognized in the first quarter of 1997. Ono's projected funding for the third year of the collaboration will be $3.0 million. Cortech received half of this amount in March, 1997. The remainder, which is due in September, 1997, can be cancelled if Ono does not elect to complete the project.

         Under a research agreement dated June 30, 1987, HMRI provided research and development funding for certain work conducted by Cortech in support of the HNE inhibitor program. This agreement had been extended several times since, with the most recent extension expiring December 31, 1996. HMRI has paid a total of $14.2 million in research funding to Cortech under this agreement through December 31, 1996. A receivable for $600,000 was recorded at year end for work performed in the fourth quarter of 1996, which was collected in 1997. No further funding will be provided by HMRI.

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

         In August 1996, the Company issued 200,000 shares of unregistered common stock to purchase the "right of first offer" it had previously granted to Marion Laboratories, a predecessor to HMRI. The right of first offer, granted as part of a transaction between the parties entered into in February 1988, covered all new technologies developed by the Company.

         The Company has experienced net losses and negative cash flows from operations each year since inception and has incurred an accumulated deficit of $77.9 million through December 31, 1996. The Company expects to incur substantial additional expenses in the pursuit of its research and product development programs. The expenses may include costs of research and
development, clinical trials and administrative activities.   In order to
fund such expenses, the Company anticipates that it would have to seek additional arrangements with collaborative partners and/or public financing. There can be no assurance that such agreements will be concluded or that the Company will be able to raise additional capital when required or that such capital will be available under favorable terms or that the Company will not incur substantial restructuring charges in connection with downsizing.

RESULTS OF OPERATIONS

         1996 COMPARED WITH 1995

REVENUES

         Revenues from sponsored research and development increased from $5.1 million in 1995 to $7.4 million in 1996. The increase in revenues for 1996 resulted primarily from milestone payments made in accordance with the SB contract dated November 1, 1995 of which $2.6 million has been recorded as revenue and the additional $1.5 million received from Ono of which $750,000 has been recorded as revenue.

         The Company expects that Ono will continue to fund research in 1997 on an oral HNE inhibitor under the agreement signed in March 1995 and amended in October 1996. In accordance with the amended agreement, a payment of $1.5 million was received in March 1997. The final payment of $1.5 million, which is due in September 1997, is cancelable if Ono does not elect to complete the project. The Company expects no further revenue from SB or from HMRI due to the cancellation of the agreements with these collaborators. There can be no assurance that new corporate arrangements can be found to replace the lost revenues.

RESEARCH AND DEVELOPMENT

         Expenses for research and development decreased from $18.6 million in 1995 to $11.3 million in 1996. This decrease is due primarily to restructurings announced in March and August 1995.

          Management is carefully reviewing all planned spending on research and development in light of the decisions by SB and HMRI to discontinue support for clinical programs and intends to reduce its staff size and rate of spending in the second quarter of 1997.

GENERAL AND ADMINISTRATIVE

         General and administrative expenses decreased from $4.7 million in 1995 to $3.6 million in 1996. This decline resulted from decreases in staffing, office space and business activity. In general, the Company expects its general and administrative expenses to follow a similar trend as that of research and development.

NET LOSS

         The net loss for 1996 decreased to $6.3 million from $16.4 million in 1995. This decrease was due principally to the decreased expenses and increased revenues described above. Cortech expects to continue to report substantial losses for the foreseeable future.

         1995 COMPARED WITH 1994

REVENUES

         Revenues from sponsored research and development increased from $1.5 million in 1994 to $5.1 in 1995. This growth in revenue was due to the receipt of the $1.0 million license fee for Bradycor from SB and $2.7 in funding paid under the March 1995 agreement with Ono for research on oral HNE inhibitors.

         The Company's research agreement with HMRI provided for payments to Cortech which approximated Cortech's rate of spending on the portion of the CE-1037 (HNE inhibitor) program. HMRI paid for development of CE-1037 under an extension of the agreement that was effective through December 31, 1996.

         In 1996, further research and clinical development of Bradycor was fully financed and largely performed by SB under the license and product development agreement signed in November 1995. Also, Ono continued to fund research on an oral HNE inhibitor under the agreement signed in March 1995.

RESEARCH AND DEVELOPMENT

         Expenses for research and development decreased from $25.0 million in 1994 to $18.6 million in 1995. This decrease is due primarily to reductions in clinical development and pilot manufacturing activities as a result of the completion of the Phase II SIRS/sepsis trial and associated reductions in force.

         In 1996, further research and clinical development of Bradycor was performed and financed by SB under the license and product development agreement signed in November 1995. Also, Ono continued to fund research on an oral HNE inhibitor under the agreement signed in March 1995. HMRI paid for development of CE-1037 under an extension of the agreement that was effective through December 31, 1996.

GENERAL AND ADMINISTRATIVE

         General and administrative expenses decreased from $4.9 million in 1994 to $4.7 million in 1995. This decline resulted from decreases in staffing, office space and business activity.

NET LOSS

         The net loss for 1995 decreased to $16.4 from $26.7 million in 1994. This decrease was due principally to the decreased expenses and increased revenues described above.

         NET OPERATING LOSS CARRY FORWARDS

         As of December 31, 1996, the Company had approximately $70.7 million of net operating loss carry forwards for income tax purposes, $69.3 million of which expire from 2004 through 2011. In addition, the Company has approximately $2.9 million of research and development tax credits available to offset future federal income tax, subject to limitations for alternative minimum tax, $2.7 million of which expire from 2004 to 2011. The Company's use of operating loss and tax credit carry forwards is subject to limitations imposed by the Internal Revenue Code. The Company does not anticipate that these limitations will materially affect utilization of the carry forwards prior to their expirations.

         NEW ACCOUNTING PRONOUNCEMENT

         In October 1995, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS" ) No.123, "Accounting for Stock-Based Compensation." This new standard encourages, but does not require, companies to recognize compensation expense for grants of stock, stock options, and other equity instruments based on a fair-value method of accounting.

         Companies that do not choose to adopt the new expense recognition rules of SFAS No. 123 will continue to apply the existing rules contained in Accounting Principles Board Opinion ("APBO") No. 25, but will be required to provide pro forma disclosures of the compensation expense determined under the fair-value provisions of SFAS No. 123, if material. APBO No. 25 requires no recognition of compensation expense for most of the stock-based employee compensation arrangements provided by the Company, namely, broad-based employee stock option grants and stock purchase plans where the exercise price is equal to the market price at the date of grant.

         The Company adopted the disclosure provisions of SFAS No. 123 effective January 1, 1996. The Company will continue to follow the accounting provisions of APBO No. 25 for stock-based compensation and will furnish the pro forma disclosures required under SFAS No. 123.

BUSINESS RISKS

         This section summarizes certain factors that should be considered by stockholders and prospective investors in the Company. Many of these risks are discussed in other contexts in other sections of this report.

  DEPENDENCE ON COLLABORATIVE RELATIONSHIPS; DEPENDENCE ON THIRD PARTIES

         The Company's strategy for the development, clinical testing, manufacturing and commercialization of its products is largely dependent upon the establishment of collaborations with corporate partners and other third parties. There can be no assurance that the Company will be able to negotiate further collaborative arrangements in the future on acceptable terms, if at all, or that current or future collaborative arrangements will be successful. To the extent that the Company is not able to establish such arrangements, it would experience increased capital requirements to undertake such activities at its own expense. The Company also may encounter significant delays in introducing its products into certain markets or find that the development, manufacture or sale of its products in such markets is adversely affected by the absence or lack of success of any such collaborations. Manufacturing facilities must adhere to current Good Manufacturing Practices prescribed by the FDA. There can be no assurance that a third-party manufacturer would perform acceptably or that failures by third parties would not delay clinical trials or the submission of products for regulatory approval or impair the Company's ability to deliver products on a timely basis. The Company also will be dependent on the efforts of such third parties to market or promote its products.

  EARLY STAGE OF DEVELOPMENT; TECHNOLOGICAL UNCERTAINTY

         The Company is at an early stage of development. All of its potential products are in research or development and will require significant additional preclinical and clinical testing prior to submission of any application for commercial use. There can be no assurance that the Company's research and development activities will be completed successfully or that they will support the initiation of clinical trials or that any proposed products will prove to be efficacious or safe. In the event that additional clinical trials are conducted, there can be no assurance that the Company will not encounter additional problems with those trials which will require the Company to delay, suspend or terminate such trials. Any of the Company's products in research or development may prove to have undesirable and unintended side effects or other characteristics that may prevent or limit their commercial use. Even if successfully developed, there can be no assurance that any potential products will receive marketing approval by United States or foreign regulatory authorities or that any approved products can be successfully manufactured on a commercial scale, marketed or will be accepted by patients, health care providers and third-party payors.

  UNCERTAINTIES RELATED TO PRODUCT DEVELOPMENT AND CLINICAL TRIALS

         Before obtaining regulatory approvals for the commercial sale of any of its products under development, the Company must demonstrate through preclinical studies and clinical trials that the product is safe and efficacious for use in each target indication. In addition, the results from preclinical studies and early clinical trials may not be predictive of results that will be obtained in large-scale testing. The Company ceased development of its lead bradykinin antagonist, Bradycor, after unsuccessful Phase II clinical trials and has suspended development of a HNE inhibitor, CE-1037, which was also in Phase II clinical trials. There can be no assurance that the Company will conduct future clinical trials or that those trials will demonstrate the safety and efficacy of any products or will result in marketable products.

  GOVERNMENT REGULATION

         The Company's ongoing research and development activities, and any future production and marketing of products, are subject to extensive regulation by government authorities in the United States and other countries. The regulatory process, which includes preclinical studies and clinical trials of each compound to establish its safety and efficacy, takes many years and requires the expenditure of substantial resources. There can be no assurance that any product developed by the Company will prove to be safe and efficacious in clinical trials or will meet all of the applicable regulatory requirements necessary to receive marketing approval. Moreover, if regulatory approval of a drug is granted, such approval may entail limitations on the indicated uses for which it may be marketed. Failure to comply with applicable regulatory requirements can, among other things, result in fines, suspension of regulatory approvals, product recalls, seizure of products, operating restrictions and criminal prosecutions. Further, FDA policy may change and additional government regulations may be established that could prevent or delay regulatory approval of the Company's potential products. In addition, a marketed drug and its manufacturer are subject to continual review, and later discovery of previously unknown problems with a product or manufacturer may result in restrictions on such product or manufacturer, including withdrawal of the product from the market.

         In order to market its products abroad, the Company would also need to comply with foreign regulatory requirements, implemented by foreign health authorities, governing the design and conduct of human clinical trials and marketing approval. The foreign regulatory approval process includes all of the risks associated with FDA approval set forth above and may introduce additional requirements or risks. There is no assurance that a foreign regulatory body will accept the data developed by the Company for any of its products, and approval by the FDA does not ensure approval in other countries.

  FUTURE CAPITAL NEEDS; UNCERTAINTY OF ADDITIONAL FUNDING

         Drug discovery and development activities are capital intensive.
The Company will require substantial additional funding in order to complete the research and development activities required for its compounds and to commercialize its proposed products. The Company's future capital requirements will depend on several factors, including continued progress in research and development programs, the scope and results of preclinical studies and clinical trials, the cost of regulatory approvals, the costs involved in patent prosecution and enforcement, administrative and legal expenses, the status of competitive products, the cost of establishing manufacturing arrangements and commercialization activities. The Company anticipates that it will have to seek additional funding through collaborative agreements with corporate partners or through equity or debt financings. There can be no assurance that the Company will be able to enter into such arrangements or obtain such financing on acceptable terms, or at all.

  COMPETITION

         The Company faces competition from pharmaceutical and other biotechnology companies, academic institutions, governmental agencies and other organizations that conduct research, seek patent protection and establish collaborative arrangements for product development and marketing. Many of the Company's competitors have substantially greater financial, technical and human resources than the Company and have significant products approved or in development. Furthermore, these other companies and institutions compete with the Company in recruiting and retaining highly qualified scientific and management personnel. Numerous companies are developing alternative strategies to treat inflammation. Alternate approaches to the use of HNE inhibitors are being developed and limited applications for aerosolized delivery of HNE inhibitors have been achieved. These development activities and alternative strategies could compete with the Company's programs. There can be no assurance that the Company's competitors will not develop more effective or more affordable products or achieve earlier or more efficient product commercialization than the Company.

  HISTORY OF LOSSES AND ACCUMULATED DEFICIT

         To date, the Company has been engaged in research and development activities and has not generated any revenues from product sales. The Company has experienced continuing net losses and negative cash flows from operations primarily resulting from research and development activities and the associated general and administrative expenses. As of December 31, 1996, the Company had an accumulated deficit of $77.9 million. The extent of losses and negative cash flows from operations and the time required to reach profitability are highly uncertain. There can be no assurance that the Company will be able to achieve profitability or that profitability, if achieved, can be sustained on an ongoing basis.

  PATENTS AND PROPRIETARY RIGHTS

         The Company's success depends, in part, on its ability to obtain patents, protect trade secrets and operate without infringing on the proprietary rights of others. No assurance can be given that patents will issue from any pending applications, or that, if patents do issue, the claims allowed will be sufficiently broad to protect the Company's technology. In addition, no assurance can be given that any patents issued to or licensed by the Company will not be challenged, invalidated, infringed or circumvented, or that the rights granted thereunder will provide competitive advantages to the Company. In addition, the Company may be required to obtain licenses to patents or other proprietary rights of others. No assurance can be given that any required licenses can be obtained at a reasonable cost, if at all. If the required licenses cannot be obtained, the Company could generate additional costs as it attempts to design around such patents, find that the development, manufacture or sale of products requiring such licenses is foreclosed or incur substantial costs in defending patent infringement claims. The Company also protects its proprietary technology by confidentiality agreements with its collaborative partners, employees and consultants and reliance on trade secrets and know-how. There can be no assurance that such will have adequate remedies for any breach, or that the Company's trade secrets will not otherwise become known or be independently discovered by competitors.

  HAZARDOUS MATERIALS

         The Company uses a number of hazardous substances which pose risk of explosion and caustic burns. The Company is subject to federal, state and local laws and regulations governing the use, storage, handling and disposal of such materials and certain wastes. There can be no assurances the Company will not incur significant costs to comply with such laws and regulations or be materially or adversely affected by future laws and regulations. Although the Company believes that its safety procedures for handling and disposing of such materials comply with the standard prescribed by state and federal regulations, the risk of accidental contamination or injury from these materials cannot be completely eliminated. In the event of an accident, the Company could be held liable for any damages that result and such liability could exceed the resources of the Company.

  VOLATILITY OF STOCK PRICE

         The securities market from time to time has experienced significant price and volume fluctuations that may be unrelated to the operating performance of particular companies. In addition, the prices of common stock of biotechnology companies have been and can be expected to be, especially volatile. Announcements of technological innovations or new products by the Company or its competitors, developments or disputes concerning proprietary rights, publicity regarding products under development by the Company or its competitors, regulatory developments, developments in relationships with corporate partners, public concern as to the safety of biopharmaceutical products and general market conditions can have a significant impact on the market price of the Company's Common Stock.

  PRODUCT LIABILITY EXPOSURE AND INSURANCE

         The use of the Company's products in clinical trials and the sale of such products may expose the Company to liability claims. The Company has obtained product liability coverage for its clinical trials. However, there can be no assurance that such coverage will continue to be available at a reasonable cost, that the Company will be able to obtain product liability insurance covering the commercialization of its products at a reasonable cost or at all, or that such insurance will be available in amounts sufficient to protect the Company against claims or recalls, any of which could have a material adverse effect on the financial conditions and prospects of the Company.

  UNCERTAINTY OF PRODUCT PRICING AND THIRD PARTY REIMBURSEMENT

         In the United States, there have been, and the Company expects that there will continue to be, a number of federal and state proposals to implement government control over pricing or profitability of pharmaceuticals. In addition, emphasis on managed care has increased and will likely to continue to increase the pressure on pharmaceutical pricing. While the Company cannot predict whether any such legislative or regulatory proposals will be adopted or the effect such proposals or managed care efforts may have on its business, the adoption of such proposals or efforts could have a material adverse effect on the Company's business, financial condition and results of operations and ability to establish and maintain collaborations with corporate partners. In addition, sales of prescription pharmaceuticals are dependent on the availability of reimbursement to the consumer from third-party payors, such as government and private insurance plans. If the Company succeeds in marketing its proposed products, there can be no assurance that these products will be considered cost-effective or that the reimbursement to the consumer will be available or will be sufficient to allow the Company to sell its products on a competitive basis.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

         The financial statements required by this item are set forth beginning at page F-1 of this report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

         None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

         Information required by this item, insofar as it relates to directors, will be contained under the captions "Election of Directors" and "Compliance with Section 16(a) of the Securities Exchange Act of 1934" in the Company's definitive Proxy Statement with respect to the Company's Annual Meeting of Stockholders, to be held May 28, 1997 and is hereby incorporated by reference thereto. The information relating to executive officers of the Company is contained in Part I, Item 4 of this report.

ITEM 11. EXECUTIVE COMPENSATION.

         The information required by this item will be contained in the Company's definitive Proxy Statement with respect to the Company's Annual Meeting of Stockholders, to be held May 28, 1997, under the caption "Executive Compensation," and is hereby incorporated by reference thereto.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

         The information required by this item will be contained in the Company's definitive Proxy Statement with respect to the Company's Annual Meeting of Stockholders, to be held May 28, 1997, under the caption "Security Ownership of Certain Beneficial Owners and Management," and is hereby incorporated by reference thereto.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

         The information required by this item will be contained in the Company's definitive Proxy Statement with respect to the Company's Annual Meeting of Stockholders, to be held May 28, 1997, under the caption "Certain Transactions," and is hereby incorporated by reference thereto.

                                       PART IV


ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

     The following documents are being filed as part of this report on Form 10-K:

(a)  1.   FINANCIAL STATEMENTS.

          Report of independent public accountants ......................... F-1

          Balance sheets as of December 31, 1996 and 1995 .................. F-2

          Statement of operations for each of the three
          years in the period ended December 31, 1996 ...................... F-3

          Statements of changes in stockholders' equity for each
          of the three years in the period ended December 31, 1996 ......... F-4

          Statements of cash flows for each of the three
          years in the period ended December 31, 1996 ...................... F-5

          Notes to financial statements .................................... F-6

     Other information is omitted because it is either presented elsewhere, is inapplicable or is immaterial as defined in the instructions.

     2.   EXHIBITS

          EXHIBIT
          NUMBER            DESCRIPTION OF EXHIBITS
          -------           -----------------------

           3.1 - Certificate of Incorporation of Cortech, Inc., as amended.(1)

           3.2    -  Bylaws of Cortech, Inc. as amended(1)

           3.3    -  Certificate of Designation.

          10.1    -  Lease Agreement, dated April 2, 1992, as amended, between
                     Lyon-Stewart Associates and the Company.(1)

          10.2    -  Lease Agreement, dated April 2, 1992, as amended, between
                     Lyon-Stewart Associates and the Company.(1)

          10.3    -  Lease Agreement, dated March 5, 1993, between Lyon-Stewart
                     Associates and the Company.(5)

          10.4    -  Lease Agreement, dated March 5, 1993, between Lyon-Stewart
                     Associates and the Company.(5)

          10.5    -  Lease Agreement, dated April 1, 1993, as amended, between
                     Lyon-Stewart Associates and the Company.(5)

          EXHIBIT
          NUMBER            DESCRIPTION OF EXHIBITS
          -------           -----------------------

          10.6    -  Office Lease, dated April 21, 1993, between Amberjack,
                     Ltd., General Partner of Denver Jack Limited Partnership and the Company.(5)

          10.7    -  Lease Agreement, dated May 14, 1993, as amended, between
                     Lyon-Stewart Associates and the Company.(5)

          10.8    -  Lease Agreement, dated October 1, 1993, between
                     Lyon-Stewart Associates and the Company.(6)

          10.10   -  Lease Agreement, dated November 22, 1993, between Clear
                     Creek II, Limited Partnership, and the Company.(6)

          10.11   -  Lease Agreement, dated September 15, 1993, between
                     Amberjack, Ltd., General Partner for Denver Jack Limited Partnership and the Company.(6)

          10.12   -  Lease Agreement, dated November 8, 1993, between
                     Amberjack, Ltd., General Partner for Denver Jack Limited Partnership and the Company.(6)

          10.13   -  Purchase and Sale Agreement (Vacant Land) dated
                     February 16, 1994, between the Company and Golden West Equity Properties, Inc. and Park Centre Limited Partnerships.(7)

          10.14   -  Research Agreement, dated June 30, 1987, between HMRI,
                     successor-in-interest to Marion Merrell Dow Inc. and the Company as amended through December 31, 1996.(1)

          10.19   -  Fifth Amendment of Research Agreement, dated January 14,
                     1994, between HMRI and the Company.(6)

          10.21   -  Warrant to Purchase, dated June 30, 1988, between HMRI and the Company.(1)

          10.22   -  Warrant to Purchase, dated February 28, 1990, between HMRI and the Company.(1)

          10.25   -  License Agreement, dated June 30, 1987, between HMRI and the Company.(1)

          10.27   -  Amended and Restated License Agreement dated as of May 28,
                     1993, between HMRI and the Company.(3)

          10.28   -  Sponsored Research and License Agreement, dated
                     February 13, 1987, between The John Hopkins University and the Company.(1)

          10.29   -  License Agreement, dated June 30, 1987, between The
                     Research Foundation of the State of New York and the Company.(1)

          10.30   -  Stock Purchase Agreement dated July 8, 1994, between the
                     Company and the Research Foundation of State University of New York.(9)

          10.31   -  Royalty Buyout Agreement dated July 8, 1994, between the
                     Company and the Research Foundation of State University.(9)

          10.32   -  Development Agreement dated May 2, 1994, between the
                     Company and Abbott Laboratories.(8)*

          10.34   -  Form of Warrant issued in connection with the CDC offering.
                     (1)

          10.35   -  Purchase Option Agreement, dated February 13, 1992,
                     between CDC and the Company.(1)

          10.36   -  Technology License Agreement, dated February 13, 1992,
                     between CDC and the Company.(1)

          10.37   -  Research and Development Agreement, dated February 13,
                     1992, between CDC and the Company.(1)

          10.38   -  Services Agreement, dated February 13, 1992, between CDC and the Company.(1)

          10.39   -  Amended and Restated 1986 Incentive Stock Option Plan of
                     the Company.(1)**

          10.40   -  1991 Non-employee Directors' Stock Option Plan of the
                     Company.(2)**

          10.41   -  Amended and Restated 1992 Non-employee Directors' Stock
                     Option Plan of the Company.(6)**

          10.42   -  1993 Employee Stock Purchase Plan of the Company.(4)**

          10.43   -  1993 Equity Incentive Plan of the Company.(6)**

          10.45   -  Resignation and Separation Agreement dated March 10,
                     1994, between the Company and David K. Crossen.(7)

          10.46   -  Employment Agreement dated May 17, 1994, between the
                     Company and Paul J. Jerde.(8)

          10.47   -  Executive Officers' Severance Benefit Plan.**

          10.48   -  Sixth Amendment of Research Agreement, dated March 15,
                     1995, between HMRI and the Company.

          10.49   -  Separation Agreement dated October 18, 1995 between the
                     Company and Timothy C. Rodell.

          10.50   -  Product Development and License Agreement dated November 1,
                     1995 between the Company and SmithKline Beecham plc.*

          10.51   -  Seventh Amendment of Research Agreement, dated December 21,
                     1995, between HMRI and the Company.

          10.52   -  Warrant to Purchase, dated June 30, 1992, between HMRI
                     and the Company.

          10.53   -  Rights Agreement drafted as of June 13, 1995, between the
                     Company and American Securities Transfer, Inc.(11)

          10.54   -  Buy-Out Agreement, dated September 9, 1996 between the
                     Company and Hoechst Marion Roussel, Inc.(12)

          10.55   -  Amendment No. 1 To Executive Officers' Severance Benefit
                     Plan

          10.56   -  Separation Agreement dated December 18, 1996, between
                     the Company and Gilbert W. Carnathan

          23.1    -  Consent of Arthur Andersen LLP.

          27.1    -  Financial Data Schedule.


(b)  REPORTS ON FORM 8-K.

     There were no reports filed by the Registrant during the fourth quarter of the fiscal year ended December 31, 1996.

-------------------
1 Filed as an exhibit to the Company's Registration Statement on Form S-1, filed October 13, 1992, file number 33-53244, or amendments thereto and incorporated herein by reference.
2 Filed as an exhibit to the Company's annual report on Form 10-K for the year ended December 31, 1992, and incorporated herein by reference.
3 Filed as an exhibit to the Company's quarterly report on Form 10-Q for the quarter ended March 31, 1993, and incorporated herein by reference.
4 Filed as an exhibit to the Company's Registration Statement on Form S-8, filed March 29, 1993, file number 33-60242, or amendments thereto and incorporated herein by reference.
5 Filed as an exhibit to the Company's Registration Statement on Form S-1, filed September 27, 1993, file number 33-69402, or amendments thereto and incorporated herein by reference.
6 Filed as an exhibit to the Company's annual report on Form 10-K for the year ended December 31, 1993, and incorporated herein by reference.
7 Filed as an exhibit to the Company's quarterly report on Form 10-Q for the quarter ended March 31, 1994, and incorporated herein by reference.
8 Filed as an exhibit to the Company's quarterly report on Form 10-Q for the quarter ended June 30, 1994, and incorporated herein by reference.
9 Filed as an exhibit to the Company's quarterly report on Form 10-Q for the quarter ended September 30, 1994, and incorporated herein by reference.
10 Filed as an exhibit to the Company's quarterly report on Form 10-Q for the quarter ended March 31, 1995, and incorporated herein by reference.
11 Filed as an exhibit to the Company's quarterly report on Form 10-Q for the quarter ended June 30, 1995, and incorporated herein by reference.
12 Filed as an exhibit to the Company's quarterly report on Form 10-Q for the quarter ended September 30, 1996, and incorporated herein by reference.

*    Subject to Confidential Treatment Order
**   Compensatory Plan

                            INDEX TO FINANCIAL STATEMENTS

                                                                         PAGE
                                                                         ----

Report of Independent Public Accountants ...............................  F-1

Balance Sheets as of December 31, 1996 and 1995 ........................  F-2

Statements of Operations for the Years Ended December 31, 1996,
 1995 and 1994 .........................................................  F-3

Statements of Stockholders' Equity for the Years Ended December 31,
 1996, 1995 and 1994 ...................................................  F-4

Statements of Cash Flows for the Years Ended December 31, 1996, 1995
 and 1994 ..............................................................  F-5

Notes to Financial Statements ..........................................  F-6

                   REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To the Board of Directors of
Cortech, Inc.:

         We have audited the accompanying balance sheets of CORTECH, INC. (a Delaware corporation), as of December 31, 1996 and 1995, and the related statements of operations, stockholders' equity and cash flows for each of the three years in the period ended December 31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

         We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

         In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Cortech, Inc., as of December 31, 1996 and 1995, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1996, in conformity with generally accepted accounting principles.



                                          ARTHUR ANDERSEN LLP

Denver, Colorado,
March 26, 1997

                                  CORTECH, INC.

                                 BALANCE SHEETS
               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

                                    ASSETS

                                                               DECEMBER 31,
                                                          ---------------------
                                                            1996         1995
                                                          --------     --------
CURRENT ASSETS:
  Cash and cash equivalents (Note 2). . . . . . . . . .   $  7,792        6,194
  Short-term investments (Note 2) . . . . . . . . . . .     13,186       16,953
  Prepaid expenses and other. . . . . . . . . . . . . .        845          410
                                                          --------     --------
      Total current assets. . . . . . . . . . . . . . .     21,823       23,557
                                                          --------     --------

PROPERTY AND EQUIPMENT, at cost (Note 2):
  Laboratory and pilot production equipment . . . . . .      7,101        6,643
  Leasehold improvements. . . . . . . . . . . . . . . .      8,026        7,880
  Office furniture and equipment. . . . . . . . . . . .      2,483        2,462
                                                          --------     --------
                                                            17,610       16,985
  Less - Accumulated depreciation and amortization. . .    (13,950)     (11,899)
                                                          --------     --------
                                                             3,660        5,086
                                                          --------     --------
                                                          $ 25,483     $ 28,643
                                                          --------     --------
                                                          --------     --------

                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable. . . . . . . . . . . . . . . . . . .   $    680     $    605
  Accrued vacation and other compensation . . . . . . .        185          218
  Unearned income . . . . . . . . . . . . . . . . . . .      1,323          573
  Advances from Corporate Partner . . . . . . . . . . .        964            -
  Other . . . . . . . . . . . . . . . . . . . . . . . .        206          270
                                                          --------     --------
      Total current liabilities . . . . . . . . . . . .      3,358        1,666
                                                          --------     --------

COMMITMENTS AND CONTINGENCIES (Notes 3, 4, 7 and 8)

STOCKHOLDERS' EQUITY (Notes 4 and 5):
  Preferred stock, $.002 par value,
    2,000,000 shares authorized, none issued. . . . . .          -            -
  Common stock, $.002 par value, 50,000,000 shares
    authorized, 18,518,079 and 17,823,456 shares
    issued and outstanding, respectively. . . . . . . .         37           36
  Warrants. . . . . . . . . . . . . . . . . . . . . . .      2,330        3,407
  Additional paid-in capital. . . . . . . . . . . . . .     97,659       95,153
  Deferred compensation . . . . . . . . . . . . . . . .        (40)         (97)
  Accumulated deficit . . . . . . . . . . . . . . . . .    (77,861)     (71,522)
                                                          --------     --------
      Total stockholders' equity. . . . . . . . . . . .     22,125       26,977
                                                          --------     --------
                                                          $ 25,483     $ 28,643
                                                          --------     --------
                                                          --------     --------

             The accompanying notes to financial statements are an
                       integral part of these statements.

                                 CORTECH, INC.

                           STATEMENTS OF OPERATIONS
              (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

                                                        FOR THE YEARS ENDED DECEMBER 31,
                                                  ------------------------------------------
                                                      1996           1995            1994
                                                  -----------    -----------     -----------
REVENUES:
  Sponsored research and development :
      Related parties (Notes 2 and 4). . . . . .  $     1,372    $     1,463     $     1,470
      SB . . . . . . . . . . . . . . . . . . . .        2,550              -               -
      Ono. . . . . . . . . . . . . . . . . . . .        3,500          2,677               -
  Technology license revenue (Note 4). . . . . .            -          1,000               -
    Interest income. . . . . . . . . . . . . . .        1,192          1,685           1,751
                                                  -----------    -----------     -----------
                                                        8,614          6,825           3,221
                                                  -----------    -----------     -----------

EXPENSES:
  Research and development
   (Notes 2, 3 and 8). . . . . . . . . . . . . .       11,339         18,551          25,016
  General and administrative . . . . . . . . . .        3,614          4,695           4,943
                                                  -----------    -----------     -----------
                                                       14,953         23,246          29,959
                                                  -----------    -----------     -----------
NET LOSS . . . . . . . . . . . . . . . . . . . .  $    (6,339)   $   (16,421)    $   (26,738)
                                                  -----------    -----------     -----------
                                                  -----------    -----------     -----------
    Net loss per share (Note 2). . . . . . . . .  $     (0.35)   $     (0.92)    $     (1.52)
                                                  -----------    -----------     -----------
                                                  -----------    -----------     -----------
    Weighted average common shares
     outstanding (Note 2). . . . . . . . . . . .   18,224,818     17,753,626      17,559,806
                                                  -----------    -----------     -----------
                                                  -----------    -----------     -----------


             The accompanying notes to financial statements are an
                       integral part of these statements.

                                 CORTECH, INC.

                      STATEMENTS OF STOCKHOLDERS' EQUITY
              (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

                                                      COMMON STOCK                     ADDITIONAL
                                                   ------------------              PAID-IN     DEFERRED    ACCUMULATED
                                                     SHARES    AMOUNT   WARRANTS   CAPITAL   COMPENSATION    DEFICIT
                                                   ----------  ------   --------  ---------  ------------  -----------
BALANCES, December 31, 1993......................  17,273,683   $35      $3,407    $91,912      $(637)       $(28,363)
  Reversal of deferred compensation in
    connection with resignation of an
    officer and a director (Note 5)..............           -     -           -       (234)       234               -
  Exercise of common stock warrants for
    cash at $4.00 and $9.00 per share,
    net of issuance cost of $20 (Note 5).........     202,189     -           -      1,799          -               -
  Exercise of common stock options for
    cash at $2.60 to $8.75 per share.............      47,142     -           -        105          -               -
  Amortization of deferred compensation..........           -     -           -          -        210               -
  Issuance of common stock at $1.91, $2.31
    and $7.01 per share pursuant to employee
    stock purchase plan (Note 5).................      52,490     -           -        181          -               -
  Issuance of common stock in exchange for
    termination of royalty obligation
    valued at $7.75 per share (Note 3)...........     150,000     -           -      1,162          -               -
  Net loss.......................................           -     -           -          -          -         (26,738)
                                                   ----------   ---      ------    -------      -----        --------
BALANCES, December 31, 1994......................  17,725,504    35       3,407     94,925       (193)        (55,101)
  Reversal of deferred compensation in
    connection with resignation of two
    directors (Note 5)...........................           -     -           -        (13)        13               -
  Exercise of common stock options for
    cash at $1.75 to $2.60 per share.............      41,454     -           -         74          -               -
  Amortization of deferred compensation..........           -     -           -          -         83               -
  Issuance of stock to consultant for services
    valued at $2.59 per share....................       9,638     -           -         25          -               -
  Issuance of common stock at $1.91 to $2.31
    per share pursuant to employee
    stock purchase plan (Note 5).................      46,860     1           -         89          -               -
  Compensation expense related to option
    issuances....................................           -     -           -         53          -               -
  Net loss.......................................           -     -           -          -          -         (16,421)
                                                   ----------   ---      ------    -------      -----        --------
BALANCES, December 31, 1995......................  17,823,456    36       3,407     95,153        (97)        (71,522)
  Exercise of common stock option for
    cash at $1.75 to $2.875 per share............     474,033     1           -        828          -               -
  Amortization of deferred compensation..........           -     -           -          -         57               -
  Issuance of common stock at $1.33,
    $1.91, $2.55 and $2.18 per share pursuant to
    employee stock purchase plan (Note 5)........      20,590     -           -         37          -               -
  Issuance of common stock options in exchange
    for termination of royalty obligation valued
    at $1.00 per share...........................           -     -           -         78          -               -
  Issuance of common stock in exchange for
    termination of right of first offer valued
    at $2.44 per share...........................     200,000     -           -        486          -               -
  Expiration of certain CDC warrants.............           -     -      (1,077)     1,077          -               -
  Net loss.......................................                                                              (6,339)
                                                   ----------   ---      ------    -------      -----        --------
BALANCES, December 31, 1996......................  18,518,079   $37      $2,330    $97,659      $ (40)       $(77,861)
                                                   ----------   ---      ------    -------      -----        --------
                                                   ----------   ---      ------    -------      -----        --------



             The accompanying notes to financial statements are an
                       integral part of these statements.

                                 CORTECH, INC.

                           STATEMENTS OF CASH FLOWS
                                (IN THOUSANDS)

                                                          FOR THE YEARS ENDED DECEMBER 31,
                                                         ----------------------------------
                                                           1996         1995         1994
                                                         --------     --------     --------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss . . . . . . . . . . . . . . . . . . . . . . . $ (6,339)    $(16,421)    $(26,738)
    Adjustments to reconcile net loss to net
    cash used in operating activities -
    Depreciation and amortization. . . . . . . . . . . .    2,093        4,344        3,304
    Issuance of stock in exchange for termination
      of right of first offer. . . . . . . . . . . . . .      486            -        1,162
    Issuance of common stock for services. . . . . . . .        -           25            -
    Loss on sale of equipment. . . . . . . . . . . . . .       14           52            -
    Research and compensation expense related to
      grant of options, including amortization
      of deferred compensation . . . . . . . . . . . . .      137          149          210
    Increase in prepaid expenses and other . . . . . . .     (435)          (6)        (116)
    Increase (Decrease) in accounts payable. . . . . . .       75       (1,387)         (60)
    Increase in advances from corporate partner. . . . .      964
    (Decrease) increase in accrued compensation,
      payroll taxes and other. . . . . . . . . . . . . .      (97)         (13)         131
    Increase in unearned income. . . . . . . . . . . . .      750          573            -
                                                         --------     --------     --------
        Net cash used in operating activities. . . . . .   (2,352)     (12,684)     (22,107)
                                                         --------     --------     --------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of property and equipment. . . . . . . . . .     (690)        (601)      (6,284)
  Sales of property and equipment. . . . . . . . . . . .        7            -            -
  Purchases of short-term investments. . . . . . . . . .  (18,587)     (34,477)     (54,369)
  Sales of short-term investments. . . . . . . . . . . .   22,354       41,465       90,210
                                                         --------     --------     --------
        Net cash provided by investing activities. . . .    3,084        6,387       29,557
                                                         --------     --------     --------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from issuance of common stock . . . . . . . .       37           90          181
  Proceeds from the exercise of warrants . . . . . . . .        -            -        1,799
  Proceeds from exercise of options. . . . . . . . . . .      829           74          105
                                                         --------     --------     --------
        Net cash provided by financing activities. . . .      866          164        2,085
NET INCREASE (DECREASE) IN CASH AND CASH
  EQUIVALENTS. . . . . . . . . . . . . . . . . . . . . . $  1,598     $ (6,133)    $  9,535
CASH AND CASH EQUIVALENTS, beginning of period . . . . .    6,194       12,327        2,792
                                                         --------     --------     --------
CASH AND CASH EQUIVALENTS, end of period . . . . . . . . $  7,792     $  6,194     $ 12,327
                                                         --------     --------     --------
                                                         --------     --------     --------

             The accompanying notes to financial statements are an
                       integral part of these statements.

                                 CORTECH, INC.

                        NOTES TO FINANCIAL STATEMENTS
                               DECEMBER 31, 1996

(1)  ORGANIZATION

     Cortech, Inc. (the "Company") is a biopharmaceutical corporation focused on the design and early-stage development of drugs for the treatment of inflammatory disorders. The Company's products are in the early stages of development and no royalties or revenues from product sales have been generated thus far. Substantially all of the Company's revenues to date have been derived from sponsored research from its agreements with Hoechst Marion Roussel, Inc. ("HMRI"), Ono Pharmaceutical Co., Ltd. ("Ono") and CP-0127 Development Corporation ("CDC"), the sale of technology to CDC and SmithKline Beecham plc ("SB") and interest income. As discussed further in Note 4, the agreement with HMRI was terminated in December 1996 and the agreement with SB was terminated in March 1997. Accordingly, management is carefully reviewing all planned spending on research and development and plans to restructure the Company in the second quarter of 1997.

     Prior to generating royalties or revenues from product sales, the Company must complete the development of its products, including several years of human clinical testing, and receive regulatory approvals to sell these products in the human health care market. No assurance can be given that the Company's products will be successfully developed, regulatory approvals will be granted, or patient and physician acceptance of these products will be achieved.

     The Company faces those risks associated with companies whose products are in early stages of development. These risks include, among others, the Company's need for additional financing to complete its research and development programs and commercialize its technologies. There is no assurance such financing will be available to the Company when required or that such financing would be available under favorable terms. Other risks include the technological uncertainty associated with the development of the Company's products including the manufacturing processes the uncertainty of patent and proprietary right protection and the uncertainty of the approval of such products by governmental agencies.

(2)  SIGNIFICANT ACCOUNTING POLICIES

   USE OF ESTIMATES

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

   CASH, CASH EQUIVALENTS AND SHORT-TERM INVESTMENTS

     For purposes of the statements of cash flows, the Company generally considers all highly liquid debt instruments with an original maturity of less than three months to be cash equivalents. Cash equivalents consist of government obligations or investments collateralized by government obligations. Short-term investments are carried at cost plus accrued interest, which approximates market value, and consist entirely of United States government obligations.

     Under Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities," the Company's short-term investments are classified as available-for-sale. These securities mature on various dates through June 1997. At December 31, 1996, these securities had an amortized cost of $13.2 million, which approximated fair market value.

                                  CORTECH, INC.

  PROPERTY AND EQUIPMENT

     Depreciation of property and equipment is provided on the straight-line method over estimated useful lives of three to seven years. Amortization of leasehold improvements is provided on the straight-line method over the expected lease terms, which currently do not exceed three years.

     Betterments, renewals and extraordinary repairs that extend the life of an asset are capitalized; other repairs and maintenance are expensed. The cost and accumulated depreciation applicable to assets retired are removed from the accounts and the gain or loss on disposition recognized in income.

     The Company's policy is to depreciate its property and equipment over its remaining useful life and to evaluate the remaining life and recoverability of such property and equipment in light of current conditions.

     As of September 30, 1996, the Company prospectively revised the remaining lives of its leasehold improvements due to an extension of such leases. This change decreased amortization expense by $784,000.

   RESEARCH AND DEVELOPMENT EXPENSES

     Costs incurred in connection with research and development activities are expensed as incurred. These costs consist of direct and indirect costs associated with specific projects as well as fees paid to various entities that perform certain research on behalf of the Company.

   SPONSORED RESEARCH AND DEVELOPMENT REVENUE

     The Company recognizes revenue from sponsored research and development as research activities are performed or as development milestones are completed under the terms of the research and development agreements. Costs incurred in connection with the performance of sponsored research and development are expensed as incurred and were approximately $8,258,000, $4,140,000, and $1,370,000 for the years ended December 31, 1996, 1995 and
1994, respectively. Such costs are included in research and development expense in the accompanying statements of operations.

   NET LOSS PER SHARE

     Net loss per share is computed using the weighted average number of shares of common stock outstanding during the period.

   INCOME TAXES

     The Company follows the provisions of Statement of Financial Accounting Standard No. 109 "Accounting for Income Taxes" ("SFAS 109") which requires the recognition of deferred tax assets and liabilities related to the expected future tax consequences of events that have been recognized in the Company's financial statements and tax returns. However, if it is more likely than not that some portion or all of the net deferred tax assets will not be realized, a valuation allowance is established and the tax benefit is not recognized in the statement of operations.

                                  CORTECH, INC.

(3)  RESEARCH AND LICENSING AGREEMENTS

     The Company is actively engaged in collaborations in areas directly related to its research programs with scientists at a number of universities and medical centers. The Company has entered into agreements to secure rights to certain technologies, processes and compounds related to development of its products.
In certain cases, these agreements require the Company to pay license fees, milestone payments and royalties upon commercial introduction of certain products.

     In July 1994, the Company issued 150,000 shares of the Company's common stock to Research Foundation of the State University of New York ("RFSUNY") in exchange for the termination of the Company's obligation to pay future royalties to RFSUNY on the sale of certain developed products, if any. This royalty buyout resulted in a charge to research and development expense in 1994 of approximately $1.2 million, based on the fair market value of the Company's publicly traded common stock on the date of the transaction.

(4)  SPONSORED RESEARCH AND DEVELOPMENT

   ONO PHARMACEUTICAL CO., LTD. ("Ono")

     In March 1995, Cortech entered into a research agreement with Ono to develop an orally active HNE inhibitor using Cortech's protease inhibitor research capabilities. Upon entering into the agreement, Ono paid the Company $500,000 for research previously conducted by the Company. Under the agreement as amended in 1996, Ono has paid Cortech an additional $8.5 million of which $4.3 million was paid in 1996. Under the amendment Ono paid an additional $1.5 million in March 1997, and owes a final payment of $1.5 million in September 1997. This final payment may be cancelled at Ono's option. The Company is recognizing the payments as revenue as the services are provided and accordingly has deferred $1.3 million and $573,000 of revenue at December 31, 1996 and 1995.

     Under the terms of the agreement, Ono will have an exclusive, royalty-free license to make, use and sell a resulting product in Japan, Korea, Taiwan and China. Cortech has retained all other rights.

                                  CORTECH, INC.

   HOECHST MARION ROUSSEL, INC. ("HMRI")

     The Company had an agreement with HMRI whereby HMRI funds certain research and development being conducted by the Company. In December 1996, HMRI terminated the agreement and returned all rights to Cortech. No further funding will be provided.

     HMRI accounted for $1,372,000, $1,463,000 and $1,470,000 of the
Company's sponsored research and development revenues for the years ended December 31, 1996, 1995 and 1994, respectively.

     In return for providing this research funding, the Company granted HMRI warrants to purchase common stock of the Company (Note 5). The Company records any cash received in connection with the issuance of the warrants as a component of equity in the accompanying financial statements. As of December 31, 1996, HMRI held warrants to purchase 75,000, 393,153 and 94,423 shares of common stock at $6.00, $4.00 and $4.80, respectively. These warrants are exercisable at any time through December 31, 1999.

     In August 1996, the Company issued 200,000 shares of unregistered common stock to purchase the "right of first offer" it had previously granted to HMRI. The right of first offer, granted as part of a transaction between the parties entered into in February 1988, covered all new technologies developed by the Company.

   SMITHKLINE BEECHAM PLC ("SB")

     In November 1995, Cortech entered into a worldwide product development and license agreement with SB for the development of Bradycor. In March 1997, SB and the Company agreed to terminate their collaboration when a Phase II trial of Bradycor in patients with traumatic brain injury failed to demonstrate a significant effect of the compound on intracranial pressure, the primary endpoint. SB made a one-time payment to Cortech of $1.0 million for an exclusive license to Bradycor in 1995, and paid $4.0 million in milestone payments during 1996.

     In light of the terminations by SB and HMRI, the Company intends to reduce its number of employees significantly.

(5)  STOCKHOLDERS' EQUITY

   PREFERRED STOCK

     The Company is authorized to issue 2,000,000 shares of $.002 par value preferred stock which may be issued with various terms in one or more series, as the Board of Directors may determine.

     On June 2, 1995, the Company's Board of Directors approved the adoption of a Preferred Share Rights plan under which stockholders will receive one Right to purchase one one-hundredth of a share of Series A Junior Participating Preferred Stock ("Junior Preferred Stock") for each outstanding share of Cortech common stock of record held at the close of business on June 26, 1995. The rights will be distributed as a non-taxable dividend and will expire in ten years. The rights will be distributed and become exercisable at $20.00 each, subject to future adjustment, only if a person or group acquires 15 percent or more of the Cortech common stock. Cortech's Board of Directors may terminate the Plan at any time or redeem the rights, at a nominal redemption price, prior to the time a person acquires more than 15 percent of the Cortech common stock. The Company has designated 500,000 shares of its Preferred Stock as Junior Preferred Stock.

                                  CORTECH, INC.

   STOCK OPTION PLANS

     The Company adopted the disclosure provisions of SFAS No. 123 for the year ended December 31, 1996. The Company will continue to follow the accounting provisions of APBO No. 25 for stock-based compensation and will furnish the pro forma disclosures required under SFAS No. 123.

     At December 31, 1996, the Company has four stock option plans, which are described below. The Company applies APBO No. 25 and related Interpretations in accounting for its plans. Accordingly, no compensation cost has been recognized for the stock option plans and its stock purchase plan. Had compensation cost for the Company's four stock-based compensation plans been determined based on the fair value at the grant dates for awards under those plans consistent with the method of SFAS No.123, the Company's net loss and loss per share would have been increased to the pro forma amounts indicated below:

                                            1995               1996
                                          --------            -------
                                    (in thousands, except per share amounts)
    Net loss - as reported                $(16,421)           $(6,339)
    Net loss - pro forma                  $(16,887)           $(7,005)
    Loss per share - as reported          $  (0.92)           $ (0.35)
    Loss per share - pro forma            $  (0.95)           $ (0.38)

     The Company's 1986 Stock Option Plan ("1986 Plan") authorizes the grant of stock options to officers and employees of the Company to purchase an aggregate of 1,500,000 shares of common stock, of which 230,291 shares were available for granting of further options at December 31, 1996.

     The Company's 1993 Equity Incentive Plan ("1993 Plan"), approved by the stockholders on May 10, 1994, authorizes the issuance of 1,700,000 shares through the grant of options to purchase common stock, stock bonuses, and rights to purchase restricted stock, of which 92,037 shares were available for granting of further options at December 31, 1996. The options outstanding as of December 31, 1996, generally become exercisable in varying amounts over a five-year period from the date of grant.

     The stock options granted from either plan may be incentive stock options ("ISO") or nonstatutory stock options ("NSO"). The Board of Directors may set the rate at which the options become exercisable and determine when the options expire, subject to limitations discussed below. However, no options shall be exercisable after the tenth anniversary of the date of grant or, in the case of ISOs, three months following termination of employment, except in cases of death or disability, for which the time of exercisability is extended. In the event of a dissolution, liquidation or other corporate reorganization, all stock options outstanding under the 1986 Plan shall become exercisable in full and subject to stockholder approval, options outstanding under the 1993 Plan shall also become exercisable in full under the above conditions.

     ISOs may not be granted at an exercise price of less than the fair market value of the common stock at the date of grant. If an ISO is granted to an employee who owns more than 10% of the Company's total voting stock, such exercise price shall be at least 110% of fair market value of the common stock, and the ISO shall not be exercisable until after five years from the date of grant. The exercise price of each NSO may not be less than 85% of the fair market value of the common stock at the date of grant. The ISOs outstanding as of December 31, 1996, generally become exercisable in varying amounts over a two-to-five year period from the date of grant. NSOs also generally become exercisable over a two-to-five year period.

     Each of these plans also provides for stock appreciation rights, which may be granted with respect to any stock option. No stock appreciation rights have been granted as of December 31, 1996.

                                  CORTECH, INC.

     During 1991, a Nonemployee Directors' Stock Option Plan was approved which authorized the grant of stock options to purchase up to 150,000 shares of common stock to the nonemployee directors of the Company. The exercise price of the options is equal to the fair market value of the shares on the date of grant, which is generally the later of initiation of the plan or the date of election to the Board of Directors. In March 1993, the Board of Directors suspended further grants under this plan. Vesting of the options occurred upon the participation by a director in a Board meeting. As of December 31, 1996, options to purchase 108,000 shares of common stock had been granted and were fully vested. Such options were granted at exercise prices ranging from $1.75 TO $2.60 per share. The Company recorded the difference between the fair market value of the underlying common stock and the exercise price as compensation expense on the date the options vested.

     The Company's 1992 Nonemployee Directors' Stock Option Plan authorizes the granting of options to purchase up to 400,000 shares of common stock to the nonemployee directors of the Company. The plan was originally approved by the stockholders on May 17, 1993, and an amendment to the plan was approved by the stockholders on May 10, 1994. During 1996, 1995 and 1994, respectively, options to purchase 28,750, 36,000, and 61,750 shares of common stock were granted to nonemployee directors. In order to effect a repricing of certain of these options, options to purchase 162,250 shares of common stock were amended to become options to purchase 148,535 shares of common stock at an exercise price of $1.75 per share. The amended options generally become exercisable from one to two years later than as originally granted. The Company recorded deferred compensation in 1993 of approximately $114,000 based on the amount that the fair market value of the Company's common stock exceeded the exercise price on the date the options were approved by the stockholders. The Company began in July 1993 to amortize such deferred compensation over approximately five years and has recorded compensation expense of approximately $15,000, $18,000 and $19,000 in 1996, 1995 and 1994, respectively. There are currently options to purchase 178,110 shares of common stock outstanding under the plan at exercise prices ranging from $1.75 TO $8.75 per share.

                                  CORTECH, INC.

     The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in 1995 and 1996 respectively: expected volatility of 117.59 and 111.1 percent; risk-free interest rates of
5.38 and 6.13 percent; and expected lives of 7 and 8.7 years.

     A summary of the status of the Company's 1986 plan, 1993 plan and nonemployee directors' stock option plans as of December 31, 1995 and 1996 and changes during the years ending on those dates is presented below:

                                                  1995                                  1996
                                    -----------------------------------     -------------------------------
                                                   WEIGHTED-AVERAGE                      WEIGHTED-AVERAGE
OPTIONS                               SHARES        EXERCISE PRICE            SHARES      EXERCISE PRICE
-------                             ----------     ----------------         ----------   -----------------
Outstanding at beginning of year    2,270,748          $2.58                2,611,602          $2.02
    Granted                           813,779          $2.13                  489,345          $1.99
    Exercised                         (41,454)         $1.79                 (458,133)         $1.74
    Forfeited/Cancelled              (431,471)         $2.99                 (200,113)         $2.05
                                    ----------                             ----------
Outstanding at end of year          2,611,602          $2.02                2,442,701          $2.08
                                    ----------                             ----------
                                    ----------                             ----------
Options exercisable at year-end     1,095,860          $1.92                1,278,836          $2.08
                                    ----------                             ----------
                                    ----------                             ----------
Weighted-average fair value of
    options granted during the
       year                             $1.92                                   $1.78


     The Company has granted other options to certain directors and consultants:



                                                  1995                                  1996
                                    -----------------------------------     -------------------------------
                                                   WEIGHTED-AVERAGE                      WEIGHTED-AVERAGE
OPTIONS                               SHARES        EXERCISE PRICE            SHARES      EXERCISE PRICE
-------                             ----------     ----------------         ----------   -----------------
Outstanding at beginning of year      381,484          $4.13                  141,734          $4.16
    Granted                              -               -                     38,750          $1.25
    Exercised                            -               -                    (15,900)         $1.80
    Forfeited/Cancelled              (239,750)         $3.99                   (4,000)         $2.60
                                    ----------                             ----------
Outstanding at end of year            141,734          $4.16                  160,584          $3.92
                                    ----------                             ----------
                                    ----------                             ----------
Options exercisable at year-end       135,027          $4.44                  137,002          $4.27
                                    ----------                             ----------
                                    ----------                             ----------
Weighted-average fair value of
    options granted during the
       year                              -                                     $2.73



The following table summarizes information about stock options outstanding at December 31, 1996.



                                         OPTIONS OUTSTANDING                               OPTIONS EXERCISABLE
                       ---------------------------------------------------------     --------------------------------
                          NUMBER        WEIGHTED-AVERAGE                               NUMBER
   RANGE OF             OUTSTANDING         REMAINING           WEIGHTED-AVERAGE     EXERCISABLE     WEIGHTED-AVERAGE
EXERCISABLE PRICE       AT 12/31/06      CONTRACTUAL LIFE         EXERCISE PRICE      AT 12/31/96      EXERCISE PRICE
-----------------      ------------      ----------------       ----------------     ------------     ---------------
 $1.00 - $2.00          1,548,429             7.82                   $1.74             899,390             $1.75
 $2.06 - $3.00            947,198             7.70                   $2.51             425,672             $2.54
 $3.06 - $4.00             37,504             7.46                   $3.51              20,622             $3.60
 $4.50 - $6.00             20,570             1.46                   $5.59              20,570             $5.59
 $8.00 - $8.75             49,584             5.31                   $8.06              49,584             $8.06




     During 1992 the Company granted options to purchase 50,000 shares of the Company's common stock at $2.60 per share to the president of the Company. These options began vesting upon the occurrence of certain events. The Company recorded $170,000 in deferred compensation based on the difference between the fair value of the underlying common stock on the date the specified event occurred and the exercise price of $2.60 per share. Deferred compensation is being amortized over the applicable vesting periods. In connection with these options, the Company has recorded amortization expense of approximately $34,000 in 1996 and 1995 and $115,000 in 1994. In 1994, the
Company reversed $234,000 of deferred compensation in connection with the resignation of the Company's former president.

                                 CORTECH, INC.

          STOCK PURCHASE PLAN

     In December 1992, the Board of Directors approved an employee stock purchase plan. Under the terms of the plan, 300,000 shares of the Company's common stock have been authorized for purchase by eligible employees as specified by the Board of Directors. Eligible employees shall be granted the right to purchase shares with a percentage of such employees' earnings at the lesser of 85% of the fair market value of the common stock on the offering date or exercise date. The Company's stockholders approved the employee stock purchase plan in May 1993. In August 1994, the Company's Board of Directors approved an offering under the Stock Purchase Plan for a two-year offering period. Under the plan, employees purchased 20,590 shares of the Company's common stock in 1996 at $1.33 $1.91, $2.55 and $2.18 per share; 46,860 shares in 1995 at $1.91, $2.18 and $2.31 per share; and 52,490 shares in 1994 at $1.91, $2.31 and $7.01 per share.

     For disclosure purposes under SFAS No. 123, compensation cost is recognized for the fair value of the employees' purchase rights, which was estimated using the Black-Scholes model with the following assumptions for 1995 and 1996, respectively: an expected life of 1 year for both years; expected volatility of 117.59 and 111.1 percent; and risk-free rates interest rates of 5.38 and 6.13 percent. The weighted-average fair value of those purchase rights granted in 1995 and 1996 was $1.59 and $1.49, respectively.

                                  CORTECH, INC.

     WARRANTS

     Warrants to purchase shares of the Company's common stock, including those issued in connection with the CDC transaction (Note 8) and HMRI's warrants (Note 4), are as follows:

                                                                            NUMBER OF SHARES
                                                                  ----------------------------------
                                                    EXERCISE      DIRECTORS
                                                    PRICE PER        AND
                                                      SHARE       OFFICERS      OTHERS        TOTAL
                                                   ------------   --------    ---------    ---------

Outstanding and exercisable at December 31, 1994   $4.00-$10.00     30,389     1,736,219    1,767,108
  Expired ......................................    $      4.00    (10,000)         -         (10,000)
                                                                  --------     ---------    ---------
Outstanding and exercisable at December 31, 1995   $4.00-$10.00    20,889     1,736,219    1,767,108
  Expired ......................................   $4.00-$ 6.00       -        (477,344)    (477,344)
                                                                  -------     ---------    ---------

Outstanding and exercisable at December 31, 1996   $4.00-$10.00    20,889     1,258,875    1,279,764
                                                                  -------     ---------    ---------
                                                                  -------     ---------    ---------

     The CDC warrants discussed above expire in equal amounts on December 31, 1996, 1997 and 1998. The 562,576 warrants issued to HMRI expire on December 31, 1999, and the remaining warrants expire in 1996 and 1997.

     REGISTRATION RIGHTS

     HMRI is entitled to certain piggyback and demand registration rights with respect to shares of common stock owned by it or which it may acquire on exercise of outstanding warrants. Under demand registration rights, HMRI may require the Company on two occasions, subject to certain exceptions, to use its best efforts to register 250,000 shares of HMRI owned stock for public resale. Under piggyback registration rights, whenever the Company proposes to register any of its securities under the Securities Act, HMRI is entitled, subject to certain restrictions, to include its shares in such registration. At
December 31, 1996, HMRI owned 1,556,767 shares of common stock and owned warrants for the purchase of 562,576 common shares.

     Investors in the CDC offering (Note 8) are also entitled to certain piggyback registration rights with respect to shares of common stock they hold or may acquire on exercise of the warrants received in the CDC offering or the common stock which may be used by the Company to exercise its option to repurchase the CDC shares. At December 31, 1996, CDC investors owned 750 shares of Cortech common stock and owned warrants for the purchase of 709,687 common shares. Furthermore, 219,689 common shares acquired through the exercise of warrants carry similar piggyback registration rights.

(6)  INCOME TAXES

     As of December 31, 1996, the Company has approximately $70.7 million of net operating loss ("NOL") carry forwards for income tax purposes and approximately $2.9 million of research and development tax credits available to offset future federal income tax, subject to limitations for alternative minimum tax. The NOLs and credit carry

                                  CORTECH, INC.

forwards are subject to examination by the tax authorities and expire in various years from 2004 through 2011, with approximately $69.3 million of the NOL and $2.7 million of the credits expiring from 2004 through 2011.

     The components of the net deferred income tax asset at December 31, 1996 and 1995 were as follows:

                                                        INCREASE
                                            1996       (DECREASE)      1995
                                         ------------  ----------  ------------
     Net operating loss carry forwards.. $ 27,580,000  $2,310,000  $ 25,270,000
     Research and development credits...    2,835,000      18,000     2,817,000
     Depreciation expense...............    2,134,000     321,000     1,813,000
     Compensated absences...............       70,000     (14,000)       84,000
     Less - Valuation allowance.........  (32,619,000) (2,635,000)  (29,984,000)
                                         ------------  ----------  ------------
                                         $          -  $        -  $          -
                                         ------------  ----------  ------------
                                         ------------  ----------  ------------

     The Company has not yet achieved profitable operations. Accordingly, management believes the tax benefits as of December 31, 1996 and 1995, do not satisfy the realization criteria set forth in SFAS 109 and has recorded a valuation allowance for the entire net tax asset.

     By recording a valuation allowance for the entire amount of future tax benefits, the Company has not recognized a benefit provision for income taxes in its statement of operations. The difference between the Company's recorded income tax benefit and that computed by applying the statutory Federal income tax rate to its net loss before income taxes is due primarily to the valuation allowance established to offset the Company's deferred tax asset. The valuation allowance increased $2.6 million in 1996 due primarily to increases in the Company's net operating losses and research and development credits.

     Included in the net operating loss carry forward is approximately $1.7 million related to income tax deductions for the Company's stock option plans. The tax benefit of such deductions will be recorded as an increase to additional paid-in capital when realized.

     The Tax Reform Act of 1986 contains provisions that may limit the NOL and credit carry forwards available to be used in any given year upon the occurrence of certain events, including significant changes in ownership interest. A change in ownership of a company of greater than 50% within a three-year period results in an annual limitation on the company's ability to utilize its NOLs and tax credits from tax periods prior to the ownership change. Due to changes in ownership that took place in 1993, the Company's use of operating loss and tax credit carry forwards is subject to such limitations. However, the Company does not anticipate that these limitations will materially affect utilization of the carry forwards prior to their expirations.

                                  CORTECH, INC.

(7)  COMMITMENTS

     The Company has various noncancellable leases for its office and laboratory space. Rent expense for these facilities was approximately $443,000, $585,000 and $542,000 in 1996, 1995 and 1994, respectively. Future minimum cash obligations under these leases are as follows:

                              YEARS ENDING DECEMBER 31,
                              -------------------------
                1997                                        $ 427,000
                1998                                          191,000
                1999                                           74,000
                                                            ---------
                                                            $ 692,000
                                                            ---------
                                                            ---------

(8)  CP-0127 DEVELOPMENT CORPORATION

     In February 1992, the Company completed a private placement of 709,687 units (as discussed below) to unrelated third parties representing total subscriptions of approximately $8,516,000. Under the terms of the subscription agreements, one third of the total amount subscribed was paid at closing (approximately $2,839,000); one third was paid April 30, 1992; and the final installment was paid July 31, 1992. Each unit was comprised of one share of CDC common stock and three warrants of which one warrant expired on December 31, 1996. Each remaining warrant represents the right to purchase one half of one share of the Company's common stock for $8.00 or $10.00 per share and expires on December 31, 1997 and 1998, respectively (Note 5). The net proceeds received by CDC have been allocated to CDC as consideration for its common stock and to the Company for the issuance of the warrants in the amounts of approximately $5,284,000 and $3,232,000, respectively. Such allocation was based on the relative fair market value of the Company's warrants and the CDC common stock. In connection with the formation of CDC, the Company granted to CDC, under the terms of a technology license agreement, an exclusive license to certain technology for human pharmaceutical use within the United States, Canada and Europe for $1,000,000. CDC, in turn, granted to Cortech a world-wide exclusive right and license to the technology that is developed by Cortech.

     CDC has 709,687 common shares issued and outstanding at December 31, 1996. All such stockholders acquired their shares through the purchase of the above units.

     In connection with the technology license agreement, referred to above, the Company entered into a research and development agreement with CDC whereby the Company performed research and development activities to further develop the licensed technology and was paid for such services on a cost reimbursement basis. CDC also paid the Company for its allocable share of certain overhead costs. The cost to fully develop the licensed technology has exceeded the research and development funding provided by CDC. Such additional costs have been and will continue to be borne by the Company and/or its corporate partners. Further, the Company is responsible for manufacturing and marketing of CDC's products in the United States, Canada and Europe and is required to make royalty payments to CDC based on future product revenues, if any, subject to the purchase option discussed below.

     The Company has been granted an option by the purchasers of the CDC common stock to purchase all, but not less than all, of the 709,687 shares of CDC common stock outstanding. The purchase option is exercisable at any date before December 31, 1998, and is based on exercise prices escalating annually from $44.60 per share of

                                  CORTECH, INC.

CDC common stock in 1996 to $75.40 per share of CDC common stock in 1998. The option may be exercised in cash, common stock of the Company or any combination thereof.

     The Company's chief executive officer and chief financial officer and executive vice president are also officers of CDC. In addition, the Company's chief executive officer and one of the Company's directors are also directors of CDC.

(9)  EMPLOYEE RETIREMENT PLAN

     The Company provides a defined contribution 401(k) plan for eligible employees. Employee contribution to the plan is voluntary. In 1994, the Company voluntarily began contributing an amount equal to 25% of a covered employee's contribution to a maximum of 1% of compensation. The Company's contributions to the plan totaled $32,000 in 1996, $45,000 in 1995, and $50,000 in 1994.

                                  SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 24th day of March, 1997.


                                            CORTECH, INC.


                                            By:      /s/ KENNETH R. LYNN
                                               ------------------------------
                                                       Kenneth R. Lynn
                                                PRESIDENT AND CHIEF EXECUTIVE
                                                    OFFICER, AND DIRECTOR
                                                (PRINCIPAL EXECUTIVE OFFICER)


POWER OF ATTORNEY

     KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Joseph L. Turner and Kenneth R. Lynn, and each or either of them, his attorney-in-fact, with full power of substitution and resubstitution, for him in any and all capacities, to sign any amendments to this Report, and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorneys-in-fact, or his or her substitute or substitutes, may do or cause to be done by virtue hereof.

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities and on the dates indicated.

      /s/ KENNETH R. LYNN          President and Chief Executive        MARCH 20, 1997
------------------------------     Officer, and Director (Principal     --------------
        Kenneth R. Lynn            Executive Officer)                        Date


    /s/ JOSEPH L. TURNER           Vice President, Finance and          MARCH 20, 1997
------------------------------     Administration and Treasurer         --------------
      Joseph L. Turner             (Principal Financial and                  Date
                                   Accounting Officer)

     /s/ BERT FINGERHUT            Chairman of the Board of Directors   MARCH 20, 1997
------------------------------                                          --------------
       Bert Fingerhut                                                        Date

     /s/ PAUL J. JERDE             Director                             MARCH 20, 1997
------------------------------                                          --------------
      Paul J. Jerde                                                          Date

    /s/ DONALD KENNEDY             Director                             MARCH 20, 1997
------------------------------                                          --------------
      Donald Kennedy                                                         Date

     /s/ ALLEN MISHER              Director                             MARCH 20, 1997
------------------------------                                          --------------
       Allen Misher                                                          Date
