Form 10-K405/A
period 1996-12-31
CORTECH INC
filed 1997-04-01
CIK 728478

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                          SECURITIES AND EXCHANGE COMMISSION
                                Washington, D.C. 20549

                                     FORM 10-K/A
                                   AMENDMENT NO. 1
(MARK ONE)
   /X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED) FOR THE FISCAL YEAR ENDED DECEMBER 31, 1996 OR


          TRANSACTION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED) FOR THE TRANSITION PERIOD FROM ___________________ TO ___________________.

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
                               Yes  /X/  No
                                   -----    -----

Indicate by check mark if disclosure of delinquent filers pursuant to item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. /X/

The aggregate market value of the voting stock held by nonaffiliates of the registrant, based upon the closing price on the Nasdaq National Market, was approximately $20 million as of February 28, 1997.

The number of shares of Common Stock outstanding as of February 28, 1997, was 18,518,079.

                         DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant's definitive Proxy Statement for the registrant's Annual Meeting of Stockholders, to be held on May 28, 1997, are incorporated by reference to the extent stated herein.
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K


Exhibit                 Description
-------                 -----------

10.55   -     Amendment No. 1 To Executive Officers' Severance Benefit Plan

10.56   -     Separation Agreement dated December 18, 1996, between the Company and Gilbert W. Carnathan

                                      SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Amendment to be signed on its behalf by the undersigned, thereunto duly authorized, on this 31st day of March, 1997.

                                CORTECH, INC.


                                By:             /s/ JOSEPH L. TURNER
                                   ---------------------------------------------
                                                  Joseph L. Turner
                                    VICE PRESIDENT OF FINANCE AND ADMINISTRATION
                                          AND PRINCIPAL ACCOUNTING OFFICER