Form 10-Q
period 1997-03-31
CORTECH INC
filed 1997-05-14
CIK 728478

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                          SECURITIES AND EXCHANGE COMMISSION
                                Washington, D.C. 20549

                                    -------------

                                      FORM 10-Q

                                    -------------

(MARK ONE)
    X           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
----------      SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD
                ENDED MARCH 31, 1997 OR

                TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
----------      SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD
                FROM _______________ TO ________________ .

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

                                    -------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                   Yes  X   No
                                       ---     ---
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

      COMMON STOCK $0.002 PAR VALUE                  18,518,079
                 (Class)                   (Outstanding at April 30, 1997)

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                                    CORTECH, INC.

                                        INDEX

PART I.  FINANCIAL INFORMATION                                         PAGE NO.
                                                                       --------
Item  1. Financial Statements and Notes

         Balance Sheets -- March 31, 1997
           and December 31, 1996 . . . . . . . . . . . . . . . . . . . .    3

         Statements of Operations --
           for the three months ended
           March 31, 1997 and 1996 . . . . . . . . . . . . . . . . . . .    4

         Statements of Cash Flows --
           for the three months ended
           March 31, 1997 and 1996 . . . . . . . . . . . . . . . . . . .    5

         Notes to Financial Statements . . . . . . . . . . . . . . . . .    6

Item  2. Management's Discussion and
           Analysis of Financial Condition
           and Results of Operations . . . . . . . . . . . . . . . . . .    8


PART II. OTHER INFORMATION

Item  1. Legal Proceedings . . . . . . . . . . . . . . . . . . . . . . .   12

Item  2. Changes in Securities . . . . . . . . . . . . . . . . . . . . .   12

Item  3. Default upon Senior Securities. . . . . . . . . . . . . . . . .   12

Item  4. Submission of Matters to a Vote
           of Security Holders . . . . . . . . . . . . . . . . . . . . .   12

Item  5. Other Information . . . . . . . . . . . . . . . . . . . . . . .   12

Item  6. Exhibits and Reports on Form 8-K. . . . . . . . . . . . . . . .   12

SIGNATURES . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   13

                                    PART I

ITEM 1.  FINANCIAL STATEMENTS AND NOTES.

                                  CORTECH, INC.

                                  BALANCE SHEETS
                (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

                                      ASSETS

                                                       MARCH 31,  DECEMBER 31,
                                                         1997        1996
                                                       --------    --------
CURRENT ASSETS
  Cash and cash equivalents........................... $  6,634    $  7,792
  Short-term investments..............................   13,878      13,186
  Prepaid expenses and other..........................      156         845
                                                       --------    --------
    Total current assets..............................   20,668      21,823
                                                       --------    --------
PROPERTY AND EQUIPMENT, at cost
  Laboratory and pilot production equipment...........    7,112       7,101
  Leasehold improvements..............................    8,027       8,026
  Office furniture and equipment......................    2,500       2,483
                                                       --------    --------
                                                         17,639      17,610
  Less -- Accumulated depreciation and amortization...  (14,409)    (13,950)
                                                       --------    --------
                                                          3,230       3,660
                                                       --------    --------
                                                       $ 23,898    $ 25,483
                                                       --------    --------
                                                       --------    --------

                       LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Accounts payable.................................... $    498     $   680
  Accrued vacation and other compensation.............      222         185
  Unearned income.....................................    1,352       1,323
  Advances from corporate partners....................      436         964
  Other...............................................      148         206
                                                       --------    --------
    Total current liabilities.........................    2,656       3,358
                                                       --------    --------
STOCKHOLDERS' EQUITY
  Preferred stock, $.002 par value,
   2,000,000 shares authorized, none issued...........       --           --
  Common stock, $.002 par value, 50,000,000
   shares authorized 18,518,079 shares issued
   and outstanding....................................       37           37
  Warrants............................................    2,330        2,330
  Additional paid-in capital..........................   97,659       97,659
  Deferred compensation...............................      (26)         (40)
  Accumulated deficit.................................  (78,758)     (77,861)
                                                       --------    --------
    Total stockholders' equity........................   21,242       22,125
                                                       --------    --------
                                                       $ 23,898     $ 25,483
                                                       --------     -------
                                                       --------     -------

            The accompanying notes to financial statements are an
                     integral part of these statements.

                                CORTECH, INC.

                           STATEMENTS OF OPERATIONS
              (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

                                                FOR THE THREE MONTHS ENDED
                                                --------------------------
                                                 MARCH 31,      MARCH 31,
                                                   1997            1996
                                                ----------     -----------
REVENUES:
  Sponsored research and development
    Corporate partners........................    $  1,881       $  3,238
    Related party.............................          --            337
  Interest income.............................         313            302
                                                ----------     ----------
                                                     2,194          3,877
                                                ----------     ----------
EXPENSES:
  Research and development....................       2,334          3,430
  General and administrative..................         757          1,008
                                                ----------     ----------
                                                     3,091          4,438
                                                ----------     ----------
NET LOSS......................................    $   (897)      $   (561)
                                                ----------     ----------
                                                ----------     ----------
  Net loss per share..........................    $  (0.05)      $  (0.03)
                                                ----------     ----------
                                                ----------     ----------
  Weighted average common shares
   outstanding................................  18,518,079     17,947,754
                                                ----------     ----------
                                                ----------     ----------

           The accompanying notes to financial statements are an integral part of these statements.

                                CORTECH, INC.

                           STATEMENTS OF CASH FLOWS
                                (IN THOUSANDS)

                                                      FOR THE THREE MONTHS ENDED
                                                      --------------------------
                                                         MARCH 31,  MARCH 31,
                                                           1997        1996
                                                         ---------  ---------
CASH FLOWS USED IN OPERATING ACTIVITIES
  Net loss..............................................   $ (897)  $  (561)
  Adjustments to reconcile net loss
     to net cash used in operations --
    Depreciation and amortization.......................      459       397
    Amortization of deferred compensation...............       14        14
    Increase in research and development receivable.....       --    (3,137)
    Decrease in prepaid expenses and other..............      689       101
    (Decrease) increase in accounts payable.............     (182)      298
    Increase in unearned income.........................       29       687
    (Decreases) increase in advances from
     corporate partners.................................     (528)    1,450
    Increase in accrued vacation and other
     compensation.......................................      (21)      229
                                                           ------   -------
      Net cash used in operating activities.............     (437)     (522)
                                                           ------   -------
CASH FLOWS (USED IN) INVESTING ACTIVITIES
  Purchases of property and equipment...................      (29)     (325)
  Purchases of short-term investments...................   (7,042)   (7,956)
  Sales of short-term investments.......................    6,350     8,000
                                                           ------   -------
    Net cash (used in) investing
     activities.........................................     (721)     (281)
                                                           ------   -------
CASH FLOWS PROVIDED BY FINANCING ACTIVITIES
  Proceeds from exercise of options.....................       --       496
                                                           ------   -------
    Net cash provided by financing activities...........       --       496
                                                           ------   -------
NET (DECREASE) IN CASH AND CASH EQUIVALENTS.............   (1,158)     (307)
CASH AND CASH EQUIVALENTS, beginning of period..........    7,792     6,194
                                                           ------   -------
CASH AND CASH EQUIVALENTS, end of period................  $ 6,634   $ 5,887
                                                           ------   -------
                                                           ------   -------

            The accompanying notes to financial statements are an
                       integral part of these statements.

                                    CORTECH, INC.

                            NOTES TO FINANCIAL STATEMENTS
                                    MARCH 31, 1997


(1)  SIGNIFICANT ACCOUNTING POLICIES

     The balance sheet at March 31, 1997, the related statements of operations and statements of cash flows for the three-month periods ended March 31, 1997 and 1996 are unaudited, but in management's opinion include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of such financial statements. Interim results are not necessarily indicative of results for a full year. The accompanying financial statements should be read in conjunction with the financial statements as of and for the year ended December 31, 1996.

(2)  SHORT-TERM INVESTMENTS

     Under Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities," the Company's short-term investments, which consisted entirely of government securities, were classified as available-for-sale. These securities mature on various dates through August 1997. As of March 31, 1997, these securities had an amortized cost of $13.8 million, which approximated market value.


(3)  RESEARCH AND DEVELOPMENT AGREEMENTS

     In November 1995, Cortech entered into a worldwide product development and license agreement with SmithKline Beecham ("SB") for the development of Bradycor. In March 1997, SB and the Company agreed to terminate their collaboration when a Phase II trial of Bradycor in patients with traumatic brain injury failed to demonstrate a significant effect of the compound on intracranial pressure, the primary endpoint. SB made a one-time payment to Cortech of $1.0 million for an exclusive license to Bradycor in 1995, and paid $4.0 million in milestone payments during 1996.

     During the first quarter of 1997, Cortech received $1.5 million from Ono Pharmaceutical Co., Ltd. ("Ono") for work to be performed over the next six months under a contract signed in March of 1995 and amended in April 1997 to develop an oral elastase inhibitor. Of this amount, $1.4 million has been recorded as unearned income and will be recognized as revenue over the next six months. Under the terms of the amended agreement, Ono will now assume all responsibilities for research activities during the final six-month period of the collaboration established by the agreement. As a result of this reallocation of responsibilities, Ono will no longer be required to pay the Company $1.5 million in research funding to offset the cost that the Company would otherwise have incurred under the agreement during the final six-month period which starts September 14, 1997.

(4)  SUBSEQUENT EVENT

     In April 1997, the Company announced a significant corporate-wide downsizing, which will reduce the Company's full time staff from 75 to approximately 30 by the end of the second quarter of 1997. This downsizing follows the Company's announcement that it was planning an aggressive restructuring after receiving disappointing results from a Phase II clinical trial of Bradycor, a bradykinin antagonist, in patients with traumatic brain injury. Cortech's continuing research efforts will be directed principally to the discovery and early preclinical development of orally bioavailable inhibitors of the protease neutrophil elastase. The Company expects to record a charge of approximately $700,000 in the second quarter of 1997 for costs related to the downsizing.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

          THE FOLLOWING DISCUSSION CONTAINS, IN ADDITION TO HISTORICAL INFORMATION, FORWARD-LOOKING STATEMENTS. THE COMPANY'S ACTUAL RESULTS MAY DIFFER SIGNIFICANTLY FROM THE RESULTS DISCUSSED IN THE FORWARD-LOOKING STATEMENTS. FACTORS THAT COULD CAUSE OR CONTRIBUTE TO SUCH DIFFERENCES INCLUDE, BUT ARE NOT LIMITED TO, THOSE DISCUSSED UNDER THE CAPTION "ADDITIONAL RISKS"
AND IN THE COMPANY'S 1996 ANNUAL REPORT ON FORM 10-K.

GENERAL

     Cortech, Inc. (the "Company") is a biopharmaceutical company whose focus has been the discovery and development of novel therapeutics for the treatment of inflammatory disorders. The Company has directed its research and development efforts principally toward protease inhibitors and bradykinin antagonists.

          Currently, the Company's research efforts are focused primarily in the area of protease inhibition. One of the Company's research programs has been the discovery and development of inhibitors of human neutrophil elastase ("HNE"), a potent serine protease. Initially, parenteral inhibitors were developed. Later this evolved into work on inhibitors for oral administration and subsequently to the establishment of a collaboration with Ono Pharmaceutical Co., Ltd. ("Ono") of Osaka, Japan, to support this work. In October 1996, the Company announced that based on progress to date, it was increasing staffing on the oral elastase project and that its partner, Ono, was accelerating funding. As a result, the Company received $4.3 million in 1996 and $1.5 million in the first quarter of 1997.

     In 1995, the Company entered into an agreement with SmithKline Beecham ("SB") focused on the development of a bradykinin antagonist, Bradycor-TM-, for traumatic brain injury. This relationship was terminated in the first quarter of 1997 after disappointing results of a clinical trial were obtained. In 1987, the Company entered into a collaborative relationship with the precedcessor of Hoechst Marion Rousell, Inc. ("HMRI") aimed at the development of an elastase inhibitor. Clinical development of CE-1037, the Company's parenteral HNE inhibitor in Phase II clinical trials for acute respiratory distress syndrome, has been suspended pending further investigation of recent preclinical findings. The research agreement with HMRI pursuant to which HMRI provided funding, has been terminated.

     In related research, the Company has also demonstrated that its proprietary technology has the potential to be applied to the discovery of a broader range of therapeutically interesting protease inhibitors.

RESULTS OF OPERATIONS

REVENUES

     Revenues from research and development were $1,881,000 and $3,575,000 in the three month periods ended March 31, 1997 and 1996, respectively. The decrease in revenues resulted primarily from a $2.1 million decrease in milestone payments from SB that was partially offset by an increase in revenues from Ono. The Company expects no payments from SB or from HMRI due to the cancellation of the agreements with these collaborators. There can be no assurance that new corporate arrangements can be found to replace the lost revenues.

     During the first quarter of 1997, Cortech received $1.5 million from Ono for work to be performed over the next six months under a contract signed in March of 1995 and amended in April 1997 to develop an oral elastase inhibitor. Of this amount, $1.4 million has been recorded as unearned income and will be recognized as revenue over the next six months. Under the terms of the amended agreement, Ono will now assume all responsibilities for research activities during the final six month period of the collaboration established by the agreement. As a result of this reallocation of responsibilities, Ono will no longer be required to pay the Company $1.5 million in resesarch funding to offset the cost that the Company would otherwise have incurred under the agreement during the final six-month period which starts September 14, 1997.

RESEARCH AND DEVELOPMENT EXPENSES

     Expenses for research and development decreased from $3.4 million in the first quarter of 1996 to $2.3 million in the first quarter of 1997. This decrease is due primarily to the elimination of clinical, regulatory and manufacturing operations formerly conducted by the Company in support of Bradycor.

     In April 1997, the Company announced a significant corporate-wide downsizing, which will reduce the Company's full time staff from 75 to approximately 30 by the end of the second quarter of 1997. This downsizing follows the Company's announcement that it was planning an aggressive restructuring after receiving disappointing results from a Phase II clinical trial of Bradycor in patients with traumatic brain injury. Cortech's continuing research efforts will be directed principally to the discovery and early preclinical development of orally bioavailable inhibitors of the protease neutrophil elastase. The Company expects to record a charge of approximately $700,000 in the second quarter of 1997 for costs related to the downsizing.

GENERAL AND ADMINISTRATIVE EXPENSES

     General and administrative expenses decreased from $1.0 million in the first quarter of 1996 to $757,000 in the first quarter of 1997. This decline resulted from decreases in staffing and general business activity. The Company expects its general and administrative expenses to follow a trend similar to that of research and development.

NET LOSS

     The net loss for the quarter ended March 31, 1997 increased to $897,000 from $561,000 for the quarter ended March 31, 1996. This increase was due principally to the decreased revenues described above. Cortech expects to continue to report substantial losses for the foreseeable future, including a restructuring charge of $700,000 in the second quarter of 1997.

LIQUIDITY AND CAPITAL RESOURCES

     At March 31, 1997, the Company had cash, cash equivalents and short-term investments totaling $20.5 million, compared to $21.0 million at December 31, 1996. The Company's net cash used in operating activities, including purchases of property, plant and equipment, totaled $466,000 and $847,000 for the three months ended March 31, 1997, and March 31, 1996, respectively. The Company's expenditures for the three months ending March 31, 1997, net of depreciation and non-cash charges were $2.6 million compared with $4.4 million in the first quarter of 1996. This reduction reflects the

Company's continued monitoring of expenditures and its efforts to focus resources on the projects with the greatest potential value.

     From its inception through March 31, 1997, the Company raised cash totaling $96.7 million from the sale of equity securities, including $33.6 million in net proceeds from its November 1992 initial public offering and $37.7 million in net proceeds from its November 1993 follow-on public offering.

     During the first quarter of 1997, Cortech received $1.5 million from Ono Pharmaceutical Co., Ltd. for work to be performed over the next six months under a contract signed in March of 1995 to develop an oral elastase inhibitor. Of this amount, $1.4 million has been recorded as unearned income and will be recognized as revenue over the next six months. No additional payments are expected.

     The Company has experienced net losses and negative cash flows from operations each year since inception and has incurred an accumulated deficit of $78.8 million through March 31, 1997. The Company expects to continue to incur substantial expenses in the pursuit of its research and development programs. The expenses may include costs of research and development, clinical trials and administrative activities. In order to fund such expenses, the Company anticipates that it would have to seek additional arrangements with collaborative partners and/or public financing. There can be no assurance that such agreements will be concluded or that the Company will be able to raise additional capital when required or that such capital will be available under favorable terms or that the Company will not be required to downsize in the future and incur related restructuring charges.

ADDITIONAL RISKS

     The Company's projects are in early stages of research and development and face a high degree of technological, regulatory and competitive risk. The regulatory approval process for any new drug is arduous, and successful completion of any trial or any phase of development does not provide assurance that future phases will also be successfully completed or that marketing approval will ultimately be obtained. The Company has discontinued its development of Bradycor, based on the results of clinical data to date.
Clinical development of CE-1037, the Company's parenteral HNE inhibitor in Phase II clinical trials for acute respiratory distress syndrome has been suspended pending further investigation of recent preclinical findings.

     At present, the Company is allocating a substantial amount of its resources to projects in the research and early development stages. Such projects by their nature carry high risk and are difficult to plan for. There can be no assurance that any of these projects will be continued or that if continued, will lead to products that can be commercialized or that they will attract and maintain the support of a collaborative partner.

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

     The risks discussed herein largely reflect the Company's early stage of development. Inherent in this stage is a range of additional risks, including the Company's history of losses and the uncertainty of future financing. The Company also faces risks stemming from the nature of the biopharmaceutical industry including, among others, the risk of competition; the risk of regulatory change including potential changes in health care coverage; and uncertainties associated with obtaining and enforcing patents and proprietary technology. In addition, the Company's stock price, like that of many publicly-traded biotechnology companies, has, in the past, been highly volatile and may, in the future, experience significant volatility.

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


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

     a.   Exhibits

          ITEM        DESCRIPTION
          -----       -----------
           27.1       Financial Data Schedule

     b.   Reports on Form 8-K

          Not applicable.

                                      SIGNATURES


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 13th day of May, 1997.

                               CORTECH, INC.

                                (Registrant)




Date: May 13, 1997             By:        /s/ JOSEPH L. TURNER
     -------------------          --------------------------------------------
                                              Joseph L. Turner
                                 VICE PRESIDENT OF FINANCE AND ADMINISTRATION
                                       AND PRINCIPAL ACCOUNTING OFFICER