Form 10-Q
period 1997-06-30
CORTECH INC
filed 1997-08-14
CIK 728478

===============================================================================

                                    UNITED STATES

                          SECURITIES AND EXCHANGE COMMISSION
                                Washington, D.C. 20549

                                      FORM 10-Q

(MARK ONE)
    X     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
  ----- SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1997 OR

          TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
  ----- SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ___________________ TO ______________________.


                            COMMISSION FILE NUMBER 0-20726


                                    CORTECH, INC.
               (Exact name of registrant as specified in its charter)

                 DELAWARE                                    84-0894091
       (State or other jurisdiction                       (I.R.S. Employer
    of incorporation or organization)                   Identification No.)

         6850 N. BROADWAY, SUITE G
              DENVER, COLORADO                                  80221
(Address of principal executive offices)                      (Zip Code)

                                    (303) 650-1200
                 (Registrant's telephone number, including area code)

                                  ------------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                   Yes  X   No
                                       ---     ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

       COMMON STOCK $0.002 PAR VALUE                    18,523,918
       -----------------------------           ------------------------------
                  (Class)                      (Outstanding at July 31, 1997)


===============================================================================

                                    CORTECH, INC.

                                        INDEX



PART I.  FINANCIAL INFORMATION                                    PAGE NO.
                                                                  --------
Item  1. Financial Statements and Notes

         Balance Sheets -- June 30, 1997
           and December 31, 1996 . . . . . . . . . . . . . . . . . .  3

         Statements of Operations --
           for the three and six months ended
           June 30, 1997 and 1996. . . . . . . . . . . . . . . . . .  4

         Statements of Cash Flows --
           for the six months ended
           June 30, 1997 and 1996. . . . . . . . . . . . . . . . . .  5

         Notes to Financial Statements . . . . . . . . . . . . . . .  6

Item  2. Management's Discussion and
           Analysis of Financial Condition
           and Results of Operations . . . . . . . . . . . . . . . .  8


PART II. OTHER INFORMATION

Item  1. Legal Proceedings . . . . . . . . . . . . . . . . . . . .   12

Item  2. Changes in Securities . . . . . . . . . . . . . . . . . .   12

Item  3. Default upon Senior Securities. . . . . . . . . . . . . .   12

Item  4. Submission of Matters to a Vote
           of Security Holders . . . . . . . . . . . . . . . . . .   12

Item  5. Other Information . . . . . . . . . . . . . . . . . . . .   12

Item  6. Exhibits and Reports on Form 8-K. . . . . . . . . . . . .   12

SIGNATURE. . . . . . . . . . . . . . . . . . . . . . . . . . . . .   13

                                     PART I

ITEM 1.  FINANCIAL STATEMENTS AND NOTES.



                                CORTECH, INC.

                                BALANCE SHEETS
              (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

                                    ASSETS

                                                     JUNE 30,     DECEMBER 31,
                                                       1997           1996
                                                     --------     ------------
CURRENT ASSETS
    Cash and cash equivalents. . . . . . . . . . .   $  3,858      $   7,792
    Short-term investments (Note 2). . . . . . . .     14,296         13,186
    Prepaid expenses and other . . . . . . . . . .        227            845
                                                     --------      ---------
          Total current assets . . . . . . . . . .     18,381         21,823
                                                     --------      ---------

PROPERTY AND EQUIPMENT, at cost
    Laboratory and pilot production equipment. . .      7,093          7,101
    Leasehold improvements . . . . . . . . . . . .      8,026          8,026
    Office furniture and equipment . . . . . . . .      2,510          2,483
                                                     --------      ---------
                                                       17,629         17,610
    Less -- Accumulated depreciation and
      amortization . . . . . . . . . . . . . . . .    (14,828)       (13,950)
                                                     --------      ---------
                                                        2,801          3,660
                                                     --------      ---------
                                                     $ 21,182      $  25,483
                                                     ========      =========

                    LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
    Accounts payable . . . . . . . . . . . . . . .   $    429      $     680
    Accrued vacation and other compensation
     (Note 4). . . . . . . . . . . . . . . . . . .        522            185
    Unearned income. . . . . . . . . . . . . . . .        615          1,323
    Advances from corporate partners . . . . . . .        200            964
    Other. . . . . . . . . . . . . . . . . . . . .        128            206
                                                     --------      ---------
         Total current liabilities . . . . . . . .      1,894          3,358
                                                     --------      ---------
STOCKHOLDERS' EQUITY
    Preferred stock, $.002 par value,
    2,000,000 shares authorized, none issued . . .        --             --
    Common stock, $.002 par value, 50,000,000
    shares authorized 18,523,918 and 18,518,079
    shares issued and outstanding, respectively. .         37             37
    Warrants . . . . . . . . . . . . . . . . . . .      2,330          2,330
    Additional paid-in capital . . . . . . . . . .     97,657         97,659
    Deferred compensation. . . . . . . . . . . . .        (10)           (40)
    Accumulated deficit. . . . . . . . . . . . . .    (80,726)       (77,861)
                                                     --------      ---------
         Total stockholders' equity                    19,288         22,125
                                                     --------      ---------
                                                     $ 21,182       $ 25,483
                                                     ========      =========

              The accompanying notes to financial statements are an
                      integral part of these statements.

                                 CORTECH, INC.

                           STATEMENTS OF OPERATIONS
              (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)


                                               FOR THE THREE MONTHS ENDED     FOR THE SIX MONTHS ENDED
                                              ----------------------------  ----------------------------
                                              JUNE 30, 1997  JUNE 30, 1996  JUNE 30, 1997  JUNE 30, 1996
                                              -------------  -------------  -------------  -------------
REVENUES
     Sponsored research and development
      (Note 3)
       Corporate partners. . . . . . . . . . . $       863    $       688    $     2,743       $  3,925
       Related parties . . . . . . . . . . . .        --              337           --              674
     Interest income . . . . . . . . . . . . .         194            308            508            611
                                               -----------    -----------    -----------    -----------
                                                     1,057          1,333          3,251          5,210
                                               -----------    -----------    -----------    -----------

     EXPENSES
     Research and development. . . . . . . .         1,705          2,584          4,039          6,014
     General and administrative. . . . . . .           655            859          1,412          1,867
     Restructuring charge. . . . . . . . . .           665           --              665           --
                                               -----------    -----------    -----------    -----------
                                                     3,025          3,443          6,116          7,881
                                               -----------    -----------    -----------    -----------

     NET LOSS. . . . . . . . . . . . . . . .   $    (1,968)   $    (2,110)   $    (2,865)   $    (2,671)
                                               ===========    ===========    ===========    ===========

     Net loss per share. . . . . . . . . . .   $     (0.11)   $     (0.12)   $     (0.15)      $  (0.15)
                                               ===========    ===========    ===========    ===========

     Weighted average common shares
     outstanding . . . . . . . . . . . . . .    18,521,031     18,142,120     18,519,563     18,044,937
                                               ===========    ===========    ===========    ===========


             The accompanying notes to financial statements are an
                      integral part of these statements.

                                 CORTECH, INC.

                           STATEMENTS OF CASH FLOWS
                                (IN THOUSANDS)

                                                                        FOR THE SIX MONTHS ENDED
                                                                     JUNE 30, 1997  JUNE 30, 1996
                                                                     -------------  -------------
CASH FLOWS (USED IN) PROVIDED BY OPERATING ACTIVITIES
    Net loss . . . . . . . . . . . . . . . . . . . . . . . . . . .     $  (2,865)     $  (2,671)
    Adjustments to reconcile net loss
     to net cash used in operations --
     Depreciation and amortization . . . . . . . . . . . . . . . .           878          1,127
    Research and compensation expense related to
     grant of options, including amortization of
     deferred compensation . . . . . . . . . . . . . . . . . . . .            22             75
    Decrease in prepaid expenses and other . . . . . . . . . . . .           618            100
    (Decrease) increase in accounts payable. . . . . . . . . . . .          (251)           301
    (Decrease) in unearned income. . . . . . . . . . . . . . . . .          (708)            --
    (Decrease) increase in advances from corporate partners. . . .          (764)         1,138
    Increase in accrued compensation, payroll taxes and other. . .           261             54
                                                                        --------        --------
        Net cash (used in) provided by operating activities. . . .        (2,809)           124
                                                                        --------        --------

CASH FLOWS (USED IN) PROVIDED BY INVESTING ACTIVITIES
    Purchases of property and equipment. . . . . . . . . . . . . .           (40)           (361)
    Sales of property and equipment. . . . . . . . . . . . . . . .            21              --
    Purchases of short-term investments. . . . . . . . . . . . . .       (14,460)        (13,431)
    Sales of short-term investments. . . . . . . . . . . . . . . .        13,350          17,250
                                                                        --------        --------
        Net cash (used in) provided by investing activities. . . .        (1,129)          3,458
                                                                        --------        --------

CASH FLOWS PROVIDED BY FINANCING ACTIVITIES
    Proceeds from issuance of common stock . . . . . . . . . . . .             4              29
    Proceeds from exercise of options. . . . . . . . . . . . . . .            --             633
                                                                        --------        --------
        Net cash provided by financing activities. . . . . . . . .             4             662
                                                                        --------        --------

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS . . . . . . .        (3,934)          4,244
CASH AND CASH EQUIVALENTS, beginning of period . . . . . . . . . .         7,792           6,194
                                                                        --------        --------
CASH AND CASH EQUIVALENTS, end of period . . . . . . . . . . . . .      $  3,858        $ 10,438
                                                                        ========        ========



               The accompanying notes to financial statements are an
                        integral part of these statements.

                                 CORTECH, INC.

                         NOTES TO FINANCIAL STATEMENTS
                                 JUNE 30, 1997


(1) SIGNIFICANT ACCOUNTING POLICIES

    The balance sheet at June 30, 1997, the related statements of operations and statements of cash flows for the three and six month periods ended June 30, 1997 and 1996 are unaudited, but in management's opinion include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of such financial statements. Interim results are not necessarily indicative of results for a full year. The accompanying financial statements should be read in conjunction with the financial statements as of and for the year ended December 31, 1996.


(2) SHORT-TERM INVESTMENTS

    Under Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities," the Company's short-term investments, which consisted entirely of government securities, were classified as available-for-sale. These securities mature on various dates through December 1997. As of June 30, 1997, these securities had an amortized cost of $11.9 million, which approximated market value.

(3) RESEARCH AND DEVELOPMENT AGREEMENTS

    During the first quarter of 1997, Cortech received $1.5 million from Ono Pharmaceutical Co., Ltd. ("Ono") for work to be performed during the second and third quarters of 1997 under a contract signed in March of 1995 and amended in April 1997 to develop an oral elastase inhibitor. Of this amount, $615,000 has been recorded as unearned income and will be recognized as revenue in the third quarter. Under the terms of the amended agreement, Ono will assume all responsibilities for research activities during the final six-month period of the agreement, September 15, 1997 through March 14, 1998. As a result of this reallocation of responsibilities, Ono is no longer required to pay the Company $1.5 million in research funding to offset certain costs that the Company would otherwise have incurred under the agreement. Cortech expects no further payments from Ono under the agreement.

    In November 1995, Cortech entered into a worldwide product development and license agreement with SmithKline Beecham ("SB") for the development of Bradycor-TM-. In March 1997, SB and the Company agreed to terminate their collaboration when a Phase II trial of Bradycor in patients with traumatic brain injury failed to demonstrate a significant effect of the compound on intracranial pressure, the primary endpoint. SB made a one-time payment to Cortech of $1.0 million for an exclusive license to Bradycor in 1995 and paid $4.0 million in milestone payments during 1996.

(4) COMMITMENTS

    In April 1997, the Company announced a significant corporate-wide downsizing, which reduced the Company's full time staff from 75 to 35 at the end of the second quarter of 1997. This downsizing followed the Company's announcement that in response to SmithKline Beecham's termination of the Bradycor license agreement it was planning an aggressive restructuring. The Company recorded a charge of $665,000 in May 1997 for costs related to the downsizing. At June 30, 1997 $300,000 of the restructuring charge remained in Accrued Compensation and will be paid out over the remainder of 1997.

(5) SUBSEQUENT EVENT

    In August of 1997, the Company announced that it intends to undertake a further substantial reduction in staff around the end of the third quarter, following the contractually scheduled end of the Company's operational responsibilities in the oral elastase research program funded by Ono. The Company expects to incur a restructuring charge in connection with the reduction in staff. Once this restructuring is fully implemented, the Company will no longer have the scientific staff required to conduct research and development activities internally.

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

     In August 1997, the Company announced that it intends to undertake a substantial reduction in staff around the end of the third quarter, following the contractually scheduled end of the Company's operational responsibilities in the oral elastase research program funded by Ono Pharmaceutical Co., Ltd. ("Ono") of Osaka, Japan. As a result of this staff reduction, the Company will no longer have the scientific staff required to conduct further research or development activities on site. Once this restructuring is fully implemented, around year end, the remaining core staff is expected to be engaged primarily in seeking to realize appropriate value out of Cortech's tangible and intangible assets, including, potentially, directing activities of third party collaborators. The intangible assets consist primarily of a portfolio of bradykinin antagonists and protese inhibitors.

     One of the Company's research programs has been the discovery and development of inhibitors of human neutrophil elastase ("HNE"), a potent serine protease. Initially, parenteral inhibitors were developed. Later, the elastase program evolved into work on inhibitors for oral administration and subsequently to the establishment of a collaboration with Ono to support this work. In November 1996, the Company announced that, based on progress to date, it was increasing staffing on the oral elastase project and that Ono was accelerating funding. As a result, the Company received $4.3 million in 1996 and $1.5 million in the first quarter of 1997. Under the terms of an amendment signed in April 1997, Ono will assume all responsibilities for research activities during the final six month period of the agreement, September 14, 1997 through March 14, 1998. As a result of this reallocation of responsibilities, Ono is no longer required to pay the Company $1.5 million in research funding to offset certain costs that the Company would otherwise have incurred under the agreement. For most of the third quarter, the Company's research efforts will remain focused primarily in the area of protease inhibition thereby fulfilling its responsibilities under the Ono agreement.

     In related research, the Company has also demonstrated that its proprietary technology has the potential to be applied to the discovery of a broader range of therapeutically interesting protease inhibitors.

RESULTS OF OPERATIONS

REVENUES

    Revenues from research and development decreased from $1.0 million in the second quarter of 1996 to $863,000 in the second quarter of 1997 and decreased from $4.6 million to $2.7 million in the six month periods ending June 30, 1996 and 1997, respectively. The decrease in revenues resulted primarily from the terminations of the Company's agreements with SmithKline Beecham ("SB") and Hoechst Marion Roussel, Inc. ("HMRI"). The Company expects no further payments from Ono, due to the April 1997 amendment of the agreement, nor from SB or HMRI due to the cancellation of the agreements with these collaborators.

    During the first quarter of 1997, Cortech received $1.5 million from Ono for work to be performed during the second and third quarters of 1997 under a contract signed in March of 1995 and amended in April 1997 to develop an oral elastase inhibitor. Of this amount, $615,000 has been recorded as unearned income and will be recognized as revenue in the third quarter. Under the terms of the amended agreement, Ono will assume all responsibilities for research activities during the final six month period of the agreement, September 15, 1997 through March 14, 1998. As a result of this reallocation of responsibilities, Ono is no longer required to pay the Company $1.5 million in research funding to offset certain costs that the Company would otherwise have incurred under the agreement.

RESEARCH AND DEVELOPMENT EXPENSES

    Expenses for research and development decreased from $2.6 million in the second quarter of 1996 to $1.7 million in the second quarter of 1997 and decreased from $6.0 million in the six months ended June 30, 1996 to $4.0 million in the six months ended June 30, 1997. This decrease is due primarily to the elimination of clinical, regulatory and manufacturing operations formerly conducted by the Company in support of Bradycor.

    In April 1997, the Company announced a significant corporate-wide downsizing, which reduced the Company's full time staff from 75 to 35 at the end of the second quarter of 1997. This downsizing followed the Company's announcement that in response to SB's termination of the Bradycor license agreement it was planning an aggressive restructuring. The Company recorded a charge of $665,000 in May 1997 for costs related to the downsizing.

    In August 1997, the Company announced a substantial reduction in staff to occur around the end of the third quarter. The Company expects to incur an additional restructuring charge when the structure of the continuing organization is finalized.

GENERAL AND ADMINISTRATIVE EXPENSES

    General and administrative expenses decreased from $859,000 in the second quarter of 1996 to $665,000 in the second quarter of 1997 and decreased from $1.9 million in the six months ended June 30, 1996 to $1.4 million in the six months ended June 30, 1997. This decline resulted from decreases in staffing and general business activity. The Company expects its general and administrative expenses to continue to decrease.

NET LOSS

    The net loss for the second quarter ended June 30, 1997 decreased to $2.0 million from $2.1 million for the second quarter ended June 30, 1996 and increased from $2.7 million in the six months ended June 30, 1996 to $2.9 in the six months ended June 30, 1997. The decrease for the quarter was due principally to the decreased expenses offset in part by the decreased revenues as described above, while the increase for the first half was primarily due to the decreased revenues described above. Cortech expects to continue to report substantial losses in the future.

LIQUIDITY AND CAPITAL RESOURCES

    At June 30, 1997, the Company had cash, cash equivalents and short-term investments totaling $18.2 million, compared to $21.0 million at December 31, 1996. The Company's net cash used in operating activities totaled $2.4 million and $2.8 million for the three and six months ended June 30, 1997. Operating activities used $522,000 in the first quarter of 1996 and provided $124,000 in the first six months of 1996. The Company's expenditures, net of depreciation and non-cash charges, decreased from $2.7 million in the second quarter of 1996 to $2.6 million in the second quarter of 1997 and decreased from $6.7 million in the six months ended June 30, 1996 to $5.2 million in the first half of 1997. This decrease reflects the overall reduction in research and development activities and the initial effects of a restructuring announced in April 1997 and implemented in May of 1997.

    From its inception through June 30, 1997, the Company raised cash totaling $97.1 million from the sale of equity securities, including $33.6 million in net proceeds from its November 1992 initial public offering and $37.7 million in net proceeds from its November 1993 follow-on public offering.

    During the first quarter of 1997, Cortech received $1.5 million from Ono for work to be performed during the second and third quarters of 1997 under a three year contract signed in March of 1995 to develop an oral elastase inhibitor. Of this amount, $615,000 has been recorded as unearned income and will be recognized as revenue in the third quarter. No additional payments are expected.

    The Company has experienced net losses and negative cash flows from operations each year since inception and has incurred an accumulated deficit of $80.7 million through June 30, 1997. The Company expects to incur additional losses as a result of its continued research activities in the third quarter of 1997 and as a result of charges related to its intended restructuring. The Company also expects to continue to report losses after the intended restructuring is complete and all transition costs are recorded, but that the size of the losses is expected to be smaller than those previously recorded.

ADDITIONAL RISKS

    Management is focused primarily on exploration of strategic alternatives by which to realize appropriate value for the Company's stockholders out of Cortech's tangible and intangible assets, but there can be no assurance that strategic opportunities will be found on acceptable terms or at all. Certain of the available strategic opportunities would, if undertaken without the support of a commercial partner, lead to substantial costs for work conducted under the Company's direction by outside collaborators.

    The Company's projects are in early stages of research and development and face a high degree of technological, regulatory and competitive risk. The regulatory approval process for any new drug is arduous, and successful completion of any trial or any phase of development does not provide assurance that future phases will also be successfully completed or that marketing approval will ultimately be obtained. Development of Bradycor was suspended in March 1997 when the Company and SB agreed to terminate their collaboration in support of that program. Clinical development of CE-1037, the Company's parenteral HNE inhibitor in Phase II clinical trials for acute respiratory distress syndrome has been suspended pending further investigation of preclinical findings. There can be no assurance that any of the Company's projects will lead to products that can be commercialized or that they will attract and maintain the support of a collaborative partner. In addition, the Company's stock price, like that of many publicly traded biotechnology companies, has in the past been highly volatile and may in the future, experience significant volatility.

                                    PART II

ITEM 1.  LEGAL PROCEEDINGS.

    The Company is not party to any material legal proceedings.


ITEM 2.  CHANGES IN SECURITIES.

    Not applicable.


ITEM 3.  DEFAULT UPON SENIOR SECURITIES.

    Not applicable.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

    Company held an Annual Meeting of Stockholders on May 28, 1997.

    The stockholders elected the Board's nominee as a Class III director by the votes indicated:

       NOMINEE              VOTES IN FAVOR               VOTES WITHHELD
       -------              --------------               --------------

    Donald Kennedy, PhD.      14,965,492                     165,592

    The selection of Arthur Andersen LLP as the company's independent auditors for the year ending December 31, 1997 was ratified with 15,064,503 votes in favor, 36,244 against, and 30,337 abstentions.


ITEM 5.  OTHER INFORMATION.

    Not applicable.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

    a.   Exhibits

         ITEM   DESCRIPTION
         ----   -----------

         10.57 Second Amendment, dated April 23, 1997, to the Research, Development and License Agreement between Ono and the Company.*

         27.1   Financial Data Schedule

    b.   Reports on Form 8-K

         No reports on Form 8-K were filed by Cortech, Inc., during the quarter ended June 30, 1997.

* Confidential treatment requested.

                                  SIGNATURE


    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this ____ day of August, 1997.



                                  CORTECH, INC.

                                  (Registrant)




Date:   AUGUST    , 1997        By: /s/           JOSEPH L. TURNER
     -------------------------     --------------------------------------------
                                                  Joseph L. Turner
                                   VICE PRESIDENT OF FINANCE AND ADMINISTRATION
                                            AND PRINCIPAL ACCOUNTING OFFICER