Form 10-K/A
period 1996-12-31
CORTECH INC
filed 1997-11-07
CIK 728478

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-K/A
                                AMENDMENT NO. 2

          /X/  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934
                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1996

                                       OR

            / / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934
                         COMMISSION FILE NUMBER 0-20726

                                 CORTECH, INC.
             (Exact name of registrant as specified in its charter)


              DELAWARE                             84-0894091
  (State or other jurisdiction of      (IRS Employer Identification Number)
   incorporation or organization)


      6850 N. BROADWAY, SUITE G
           DENVER, COLORADO                          80221
(Address of principal executive offices)           (Zip Code)

                                 (303) 650-1200
              (Registrant's telephone number, including area code)

          Securities registered pursuant to Section 12(b) of the Act:
                                      NONE

          Securities registered pursuant to Section 12(g) of the Act:
                    COMMON STOCK, PAR VALUE $.002 PER SHARE
                                (TITLE OF CLASS)

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

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. /X/

    The approximate aggregate market value of the Common Stock held by non-affiliates of the registrant, based upon the closing price of the Common Stock reported on the Nasdaq National Market on November 4, 1997 was $0.66 per share.

    The number of shares of Common Stock outstanding as of October 31, 1997, was 18,523,918.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                  TABLE OF CONTENTS


ITEM                                                                    PAGE NO.
----                                                                    --------

Item 10 - Directors and Executive Officers of the Registrant . . . . . . . .  3

Item 11 - Executive Compensation . . . . . . . . . . . . . . . . . . . . . .  6

Item 12 - Security Ownership of Certain Beneficial Owners and Management . .  9

Item 13 - Certain Relationships and Related Transactions . . . . . . . . . . 11

Signature. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 12

ITEM 10 - DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

    Set forth below is information regarding directors and executive officers of the Company as of October 31, 1997.

    Name                          Position with the Company
    ----                          -------------------------
    Kenneth R. Lynn (3)(4)        President and Chief Executive Officer and
                                  Chairman of the Board

    Diarmuid F. Boran             Vice President, Commercial Development and
                                  Planning

    Joseph L. Turner              Vice President, Finance and Administration,
                                  and Chief Financial Officer and Treasurer

    Charles Cohen, Ph.D. (2)      Director

    Bert Fingerhut (1)(2)         Director

    Donald Kennedy, Ph.D. (1)(3)  Director

    Allen Misher, Ph.D. (1)(3)    Director

-------------------------

(1) Member of the Compensation Committee.
(2) Member of the Audit Committee.
(3) Member of the Nominating Committee.
(4) Member of the Equity Committee

    The Board of Directors is divided into three classes, each having a three-year term. Mr. Lynn and Dr. Misher are Class I directors, whose terms expire in 1998; Mr. Fingerhut and Dr. Cohen are Class II directors, whose terms expire in 1999; and Dr. Kennedy is a Class III director, whose term expires in 2000.

    Mr. Lynn, 44, was elected as President and Chief Executive Officer and as a director of Cortech in February 1995 and has been Chairman of the Board since April 1997. He had been Senior Vice President, Business Development and General Counsel of the Company since 1994 and previously served as Vice President, Business Development and General Counsel from 1993 to 1994. He was appointed Secretary in March 1993. From August 1991 to January 1993, he served as Vice President, General Counsel and Corporate Secretary at U.S. Bioscience, Inc., a pharmaceutical company. From 1984 to July 1991, he served in various legal positions at Marion and Marion Merrell Dow, Inc. (predecessors to HMRI), most recently as Corporate Counsel. Mr. Lynn received his J.D. from the University of Kansas in 1981 and his M.B.A. from Rockhurst College in 1990.

    Mr. Boran, 38, has been Vice President, Commercial Development and Planning since August, 1995. Previously, Mr. Boran had served as Senior Director, Commercial Development and Planning. From 1988 to 1993, Mr. Boran worked for Marion Merrell Dow Inc. (now Hoechst Marion Roussel, Inc.). He held positions in marketing, strategic planning and finance, and most recently as Director of Corporate Business Analysis. Mr. Boran earned both his M.B.A. and B.S. of Pharmacy from the University of Michigan.

    Mr. Turner, 46, has been Vice President, Finance and Administration and Chief Financial Officer of the Company since March 1992, and was elected Treasurer of the Company in March 1993. He served as Secretary of the Company from January 1992 to March 1993, and he resumed the duties of Secretary in March 1995. From 1984 to February 1992, Mr. Turner served in various management positions at Eli Lilly and Company, a major drug company, and its subsidiaries, most recently as Director of Finance of Eli Lilly S.A. (Switzerland). He received his M.A. in molecular biology from the University of Colorado at Boulder in 1977 and his M.B.A. from the University of North Carolina at Chapel Hill in 1979.

    Dr. Cohen, 47, has served as director of the Company since December 1996.
He currently is Chief Scientific Officer and a director of Creative BioMolecules, Inc. He has served in various positions at Creative BioMolecules, Inc. since co-founding it in 1985, including as President and Chief Executive Officer. Dr. Cohen received his B.A. from the State University of New York at Buffalo and his Ph.D. in Basic Medical Science from New York University School of Medicine. Additionally, Dr. Cohen served as a Research Fellow in the Department of Biophysics and Biochemistry at the University of Virginia.

    Mr. Fingerhut, 54, has been a director of the Company since 1988 and served as Chairman of the Board from June 1991 to April 1997. Mr. Fingerhut presently pursues private business and conservation interests. From 1984 to 1985, he was Special Limited Partner and Senior Vice President of Odyssey Partners, a private investment partnership. From 1965 to 1983, he was General Partner, Managing Director, Executive Vice President and Director of Research of Oppenheimer & Company, Inc., an investment banking firm. Mr. Fingerhut is Chairman of the Board of Directors of Toxics Targeting, a private company based in Ithaca, N.Y. that tracks and provides information on toxic waste sites. He is currently a member of the Executive Committee of the Governing Council of the Wilderness Society, the Vice-Chairman of the Board of Directors of the Southern Utah Wilderness Alliance, a director of the Grand Canyon Trust and Trustee of the Alaska Conservation Foundation.

    Dr. Kennedy, 66, has been a director of the Company since July 1993. He has served on Stanford University's faculty since 1960 and has been President Emeritus and Bing Professor of Environmental Studies since 1992. He served as President of Stanford University from 1980 to 1992. Dr. Kennedy received his Ph.D. in biology from Harvard University. From 1976 to 1977, he was senior consultant to the Office of Science and Technology Policy in the Ford White House, and he served for two and one-half years as Commissioner of the FDA during the Carter presidency.

    Dr. Misher, 64, has been a director of the company since October 1994. Dr. Misher is President Emeritus of the Philadelphia College of Pharmacy and Science, where he served from January 1984 until December 1994. He earned his Ph.D. in Physiology from the University of Pennsylvania. He is also a director of U.S. Healthcare, Inc., U.S. Bioscience, G.D. Searle & Company, OraVax, Inc., Synthes (U.S.A.) and Litmus Concepts.

COMPLIANCE WITH SECTION 16(a) OF THE SECURITIES EXCHANGE ACT OF 1934

    Section 16(a) of the Securities Exchange Act of 1934 (the "1934 Act") requires the Company's directors and executive officers, and persons who own more than ten percent of a registered class of the Company's equity securities, to file with the SEC initial reports of ownership and reports of changes in ownership of Common Stock and other equity securities of the Company.
Officers, directors and greater than ten percent stockholders are required by SEC regulation to furnish the Company with copies of all Section 16(a) forms they file.

    To the Company's knowledge, based solely on a review of the copies of such reports furnished to the Company and written representations that no other reports were required, during the fiscal year ended December 31, 1996, all
Section 16(a) filing requirements applicable to its officers, directors and greater than ten percent beneficial owners were complied with.

ITEM 11 - EXECUTIVE COMPENSATION

COMPENSATION OF DIRECTORS

    Each non-employee director receives options to purchase Common Stock of the Company under the 1992 Amended and Restated Non-Employee Directors' Stock Option Plan (the "1992 Directors' Plan") as compensation for his or her services as a director and receives additional options under such plans for service on certain committees of the Board. Options may also be granted to non-employee directors outside of such Plan. Outside directors receive $1,000 per Board meeting attended and $1,000 per committee meeting attended if held on a non-Board meeting occasion and an additional $6,000 annually.

    Option grants under the 1992 Directors' Plan are automatic and non-discretionary. Each person who was a non-employee director of the Company as of the adoption date of the 1992 Directors' Plan was granted options generally covering 25,000 shares of Common Stock, with adjustments to equalize the directors' overall options in light of options previously granted to them. Such options generally become exercisable ("vest") in year-end installments of 5,000 shares. For services as Chairman, Mr. Fingerhut received an option covering an additional 21,250 shares (the "Chairman Option"), vesting at the rate of 416.67 shares per month, and each member of the Compensation and Audit Committees received options covering an additional 500 shares for each committee on which he served. In addition, (a) each person subsequently elected for the first time as a non-employee director is granted an option on the date of his or her initial election as a director to purchase a pro rata portion of 25,000 shares, depending upon when he or she is elected, which options generally vest in year-end installments of 5,000 shares; (b) each person subsequently elected for the first time to the Audit or Compensation Committee is granted an option to purchase 500 shares if elected before July 1, or a portion thereof, prorated on a quarterly basis, if elected after such date, vesting in full on December 31; (c) each non-employee director receives an annual option to purchase an additional number of shares, determined by multiplying 5,000 by a fraction, the numerator of which is $20 and the denominator of which is the fair market value per share of the Common Stock on the grant date, subject to minimum and maximum limits of 2,500 and 5,000 shares, respectively, vesting quarterly over five years; and (d) each non-employee director who is a member of the Company's Audit or Compensation Committee receives an annual option to purchase 500 shares, vesting in full on December 31. Vesting of all options is subject to continued service as a non-employee director or employee of the Company during the vesting period and, in the case of options granted for service on a committee, to continued service on the applicable committee. As of October 31, 1997, 1,650 options had been exercised under the 1992 Directors' Plan. During the fiscal year ended December 31, 1996, non-employee directors received options pursuant to the 1992 Directors' Plan as follows: Dr. Cohen received options covering 6,250 shares at an exercise price of $1.52 per share; Mr. Fingerhut received options covering 6,000 shares at $2.56 per share; Dr. Misher received options covering 5,500 shares at $2.56 per share; and Dr. Kennedy received options covering 5,500 shares at $2.56 per share. Dr. Cohen also received options covering 18,750 shares at an exercise price of $1.42 per share not pursuant to any plan.

    All non-employee directors are reimbursed for their expenses incurred in attending Board of Directors meetings. In addition, Dr. Misher and the Company entered into a consulting agreement for the period February 1, 1995 through January 31, 1996 pursuant to which Dr. Misher was paid $25,000.

    Directors who are employees of the Company do not receive separate compensation for their services as directors.

    On August 26, 1997, the Board of Directors adopted, subject to stockholder approval, the 1997 Non-Employee Directors' Stock Option Plan (the "1997 Directors' Plan"), pursuant to which each non-employee director received an option to purchase 100,000 shares of Common Stock at an exercise price of $.75 per share, the fair market value of the Common Stock on such date. Each such option shall vest as to 10,000 shares on February 28, 1998 and thereafter in quarterly installments of 5,000 shares, provided however, that no option may be exercised until the 1997 Directors' Plan is approved by the Company's stockholders.

COMPENSATION OF EXECUTIVE OFFICERS

    The following table shows for the fiscal years ended December 31, 1996, 1995 and 1994, compensation awarded or paid to, or earned by, each person who served as the Company's Chief Executive Officer during 1996, its three other most highly compensated executive officers at December 31, 1996 (the "Named Executive Officers"):

                              SUMMARY COMPENSATION TABLE

                                                                  Long-Term
                                              Annual             Compensation
                                           Compensation             Awards
                                -------------------------------  ------------
                                                       Other                  All Other
                                                      Annual     Securities    Compen-
Name and Principal               Salary     Bonus    Compensa-   Underlying    sation
     Position            Year      ($)       ($)      tion ($)    Options      ($)(1)
-----------------------  ----   --------   -------   ---------   ----------   ---------
Kenneth R. Lynn          1996   $265,006   $65,000      ----      75,000(2)   $ 1,174
President, Chief         1995    230,499    75,000      ----     275,000(2)     1,099
Executive Officer and    1994    181,744      ----      ----     100,000(2)     9,602
Chairman of the Board


Joseph L. Turner         1996    154,533    25,000      ----      40,000(2)     2,399
Vice President, Finance  1995    155,349    30,000      ----      64,000(2)     2,009
and Administration,      1994    147,000      ----      ----      60,000(2)     1,473
Chief Financial Officer
and Secretary


Diarmuid Boran(3)        1996    129,608      ----      ----      -----         2,034
Vice President,          1995    130,286    20,000      ----      41,000        1,731
Corporate Development
and Planning


Gilbert Carnathan,       1996    129,608      ----      ----      -----         2,034
Ph.D.(3)(4)              1995    130,286    20,000      ----      41,000        1,731
Vice President,
Preclinical Research

--------------

(1) Includes matching payments by the Company under its 401(k) Plan; for 1996, the amounts were $664, $1,529, $1,403 and $1,303 for Messrs. Lynn, Turner, Boran and Carnathan, respectively. Includes premiums paid by the Company for group term life insurance; for 1996, the amounts were $510, $870, $304 and $731 for Messrs. Lynn, Turner, Boran and Carnathan, respectively.

(2) On August 15, 1997, the Company repriced certain eligible options at an exercise price of $.625 per share. Such repriced options are not exercisable until the earlier of (a) six months after the effective date of the repricing or (b) a change in control of the Company.

(3) Mr. Boran and Dr. Carnathan became executive officers in 1995.

(4) Dr. Carnathan resigned as an officer and employee of the Company as of December 31, 1996. At such time, Dr. Carnathan and the Company entered into an agreement pursuant to which Dr. Carnathan served as a consultant and continued to receive his former salary and certain health benefits until September 1997. Stock options held by Mr. Carnathan exercisable as
    of September 30,   1997 will be modified to allow exercise until the
    earlier of their expiration or June 30, 1998.

STOCK OPTION GRANTS AND EXERCISES

         The Company grants options to its executive officers under its 1993 Equity Incentive Plan. As of October 31, 1997, options to purchase a total of 1,180,146 shares were outstanding under the 1993 Equity Incentive Plan and options to purchase 519,854 shares remained available for grant thereunder.

         The following tables show for the fiscal year ended December 31, 1996, certain information regarding options granted to, exercised by, and held at year end by, the Named Executive Officers:

                      OPTION GRANTS IN LAST FISCAL YEAR

                                                                           Potential Realizable Value
                                                                           at Assumed Annual Rates of
                                                                           Stock Price Appreciation
                                          Individual Grants                for Option Term(3)
                        -------------------------------------------------  --------------------------
                        Number of     % of Total
                        Securities    Options
                        underlying    Granted to    Exercise or
                        Options       Employees in  Base Price  Expiration
Name                    Granted       Fiscal Year   ($/sh)       Date         5%($)       10%($)
----                    ------------  ------------  ----------- ----------   -------     --------
Kenneth R. Lynn . . . . 75,000(1)(2)  14.2%          1.52       12/13/06     $71,820     $181,260

Joseph L. Turner. . . . 40,000(1)(2)   7.6%          1.52       12/13/06     $38,304     $ 96,672

Diarmuid F. Boran . . . 40,000(1)(2)   7.6%          1.52       12/13/06     $38,304     $ 96,672

Gilbert Carnathan . . .    ---         ---           ---          ---          ---          ---


--------------------
(1) Vests 25% after one year and 6.25% quarterly thereafter, except that options may vest in full earlier in the event of a change in control of the Company. The Board of Directors has the authority to reprice options.

(2) On August 15, 1997, the Company repriced certain eligible options at an exercise price of $.625 per share. Such repriced options are not exercisable until the earlier of (a) six months after the effective date of the repricing or (b) a change in control of the Company.

(3) Calculated on the assumption that the market value of the underlying stock increases at the stated values, compounded annually.

    AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR, AND FY-END OPTION VALUES

                                                   Number of
                                                   Securities      Value of
                                                   Underlying      Unexercised
                                                   Unexercised     In-the-Money
                                                   Options at      Options at
                                                   12/31/96(#)     12/31/96($)(1)(2)
                  Shares Acquired   Value          Exercisable/    Exercisable/
Name              on Exercise(#)    Realized($)    Unexercisable   Unexercisable
----              ---------------   ------------   -------------   -------------
Kenneth R. Lynn        ----           ----        167,506/282,494   $  0 /$  0

Joseph L. Turner       ----           ----         64,488/ 99,512      0 /   0

Diarmuid Boran         ----           ----         44,564/101,936      0 /   0

Gilbert Carnathan      ----           ----         46,994/ 41,056      0 /   0


-----------------
(1) Closing price of the Company's Common Stock on December 31, 1996 ($1.47) minus the exercise price of the options.

(2) On August 15, 1997, the Company repriced certain eligible options at an exercise price of $.625 per share. Such repriced options are not exercisable until the earlier of (a) six months after the effective date of the repricing or (b) a change in control of the Company.

                                SEVERANCE PLAN

    The Company adopted the Executive Officers' Severance Benefit Plan (the "Severance Plan") on September 18, 1995, which was amended on December 13, 1996, to encourage senior employees to work in the Company's best interests following a change in control. In the event of an involuntary termination of employment within 60 days prior to and 30 months following a change in control, all employees employed at the level of Vice President or above and such other management employees as may be designated by the Chief Executive Officer will receive compensation during the Benefit Period (defined below), a proportional bonus payment if one was received the year preceding the year in which the termination date occurs, and all outstanding unvested stock options will become fully vested on the termination date. The "Benefit Period" for employees other than the Chief Executive Officer is the period commencing on the termination date and (i) continues for 18 months following such date if the date occurs within 60 days prior or 12 months after a change in control, or (ii) continues for the period following the date the employee becomes eligible determined by reducing 30 months by the number of months the eligible employee was employed by the Company following a change in control. With respect to the Chief Executive Officer, the "Benefit Period" is the Chief Executive Officer's termination date and (i) continues for 24 months following such date if the date occurs within 60 days prior or 12 months after a change in control, or
(ii) continues for the period following such termination date determined by reducing 36 months by the number of months the Chief Executive Officer was employed by the Company following a change in control.

                             EMPLOYMENT AGREEMENT

    On October 14, 1997, the Company entered into an employment agreement with its Chief Executive Officer, Kenneth R. Lynn which provides for the payment of the equivalent of 24 months base salary, and payment of health insurance coverage for Mr. Lynn for up to 18 months following a Termination Event (defined below), immediate vesting of all stock options not already vested and the payment of a bonus equal to the bonus paid to Mr. Lynn in the preceding fiscal year, upon the occurrence of a Termination Event. A Termination Event is defined as the involuntary termination of Mr. Lynn by the Company without cause, or the termination of employment by Mr. Lynn on account of a material change in the business of the Company or the duties of Mr. Lynn prior to a change in control of the Company or within 30 months after a change in control of the Company.

ITEM 12 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

                             SECURITY OWNERSHIP OF
                   CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    The following table sets forth certain information regarding the ownership of the Company's Common Stock as of October 31, 1997 by: (i) each director and nominee for director; (ii) each of the executive officers named in the Summary Compensation Table under the caption "Compensation of Executive Officers" below; (iii) all executive officers and directors of the Company as a group; and (iv) all those known by the Company to be beneficial owners of more than five percent of its Common Stock.

                                               Beneficial Ownership (1)
                                               ------------------------
                                               Number of     Percent of
Beneficial Owner                                Shares          Total
----------------                               ---------     ----------
Asset Value Fund
Limited Partnership (2). . . . . . . . . . . . 2,588,257       14.0%
  376 Main Street
  P.O. Box 74
  Bedminster, NJ  07921

Bert Fingerhut (3) . . . . . . . . . . . . . .  554,780         2.9

Kenneth R. Lynn (4). . . . . . . . . . . . . .  278,442         1.5

Joseph L. Turner (5) . . . . . . . . . . . . .  114,223         *

Diarmuid Boran (6) . . . . . . . . . . . . . .   81,449         *

Gilbert Carnathan (7). . . . . . . . . . . . .   64,002         *

Donald Kennedy (8) . . . . . . . . . . . . . .   32,600         *

Allen Misher (9) . . . . . . . . . . . . . . .   26,250         *

Charles Cohen (10) . . . . . . . . . . . . . .    5,750         *

All executive officers and directors
 as a group (8 persons) (11) . . . . . . . . .1,157,496        6.0

-----------------
* Less than one percent.

(1) This table is based upon information supplied by officers, directors and principal stockholders and Schedules 13D and Form 3, 4 and 5 filed with the Securities and Exchange Commission (the "SEC"). Unless otherwise indicated in the footnotes to this table and subject to community property laws where applicable, the Company believes that each of the stockholders named in this table has sole voting and investment power with respect to the shares indicated as beneficially owned. Applicable percentages are based on 18,523,918 shares outstanding on October 31, 1997, adjusted as required by rules promulgated by the SEC.

(2) The sole general partner of Asset Value Fund Limited Partnership is Asset Value Management, Inc., a Delaware corporation and a wholly-owned subsidiary of Kent Financial Services, Inc., a Delaware corporation.

(3) Includes options to purchase 144,585 shares, which are exercisable within 60 days of the date of this table. Also includes 3,000 shares held by Mr. Fingerhut's wife and 17,000 shares by Mr. Fingerhut's minor daughter.

(4) Includes options to purchase 275,009 shares, which are exercisable within 60 days of the date of this table.

(5) Includes options to purchase 101,305 shares, which are exercisable within 60 days of the date of this table.

(6) Includes options to purchase 79,940 shares, which are exercisable within 60 days of the date of this table.

(7) Includes options to purchase 61,535 shares, which are exercisable within 60 days of the date of this table.

(8) Consists of options to purchase 32,600 shares, which are exercisable within 60 days of the date of this table.

(9) Includes options to purchase 21,250 shares, which are exercisable within 60 days of the date of this table.

(10) Includes options to purchase 5,750 shares, which are exercisable within 60 days of this table.

(11) Includes options to purchase a total of 721,974 shares, which are exercisable within 60 days of the date of this table by executive officers and directors.

ITEM 13 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    On October 18, 1997, Asset Value Fund Limited Partnership made a capital contribution to the Company of warrants to purchase 562,576 shares of the Company's common stock.

INDEMNIFICATION

    The Company's Certificate of Incorporation and Bylaws provide, among other things, that the Company will indemnify each officer or director, under the circumstances and to the extent provided for therein, for expenses, damages, judgments, fines and settlements he may be required to pay in actions or proceedings to which he is or may be made a party by reason of his position as a director, officer or other agent of the Company, and otherwise to the full extent permitted under Delaware law.

                                  SIGNATURE

   Pursuant to the requirements of Section 13 of 15(d) of the Securities Exchange Act of 1934, the registrant has caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       CORTECH, INC.


November 7, 1997               By /s/ Joseph L. Turner
         --                       ----------------------------------------------
                                      Joseph L. Turner
                                      Vice President, Finance and Administration