Form 10-Q
period 1997-09-30
CORTECH INC
filed 1997-11-14
CIK 728478

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q

(MARK ONE)
    X          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
----------     SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD
               ENDED SEPTEMBER 30, 1997
               OR

               TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
----------     SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD
               FROM                      TO                     .
                    --------------------    --------------------

                         COMMISSION FILE NUMBER 0-20726

                                 CORTECH, INC.
            (Exact name of registrant as specified in its charter)

               DELAWARE                                          84-0894091
     (State or other jurisdiction                             (I.R.S. Employer
   of incorporation or organization)                         Identification No.)

        6850 N. BROADWAY, SUITE G
            DENVER, COLORADO                                       80221
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
                                    Yes  x   No
                                        ---     ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common Stock $0.002 par value                             18,523,918
-----------------------------                  ---------------------------------
          (Class)                              (Outstanding at October 31, 1997)


--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 CORTECH, INC.

                                     INDEX

PART I.   FINANCIAL INFORMATION                                         PAGE NO.
                                                                        --------
Item  1.  Financial Statements and Notes

          Balance Sheets -- September 30, 1997
            and December 31, 1996. . . . . . . . . . . . . . . . . . . . .   3

          Statements of Operations --
            for the three and nine months ended
            September 30, 1997 and 1996. . . . . . . . . . . . . . . . . .   4

          Statements of Cash Flows --
            for the nine months ended
            September 30, 1997 and 1996. . . . . . . . . . . . . . . . . .   5

          Notes to Financial Statements. . . . . . . . . . . . . . . . . .   6

Item  2.  Management's Discussion and
            Analysis of Financial Condition
            and Results of Operations. . . . . . . . . . . . . . . . . . .   8

Item  3.  Quantitative and Qualitative Disclosure
            About Market Risk. . . . . . . . . . . . . . . . . . . . . . .  12


PART II.  OTHER INFORMATION

Item  1.  Legal Proceedings. . . . . . . . . . . . . . . . . . . . . . . .  13

Item  2.  Changes in Securities and Use of Proceeds. . . . . . . . . . . .  13

Item  3.  Default upon Senior Securities . . . . . . . . . . . . . . . . .  13

Item  4.  Submission of Matters to a Vote
            of Security Holders. . . . . . . . . . . . . . . . . . . . . .  13

Item  5.  Other Information. . . . . . . . . . . . . . . . . . . . . . . .  13

Item  6.  Exhibits and Reports on Form 8-K . . . . . . . . . . . . . . . .  13

SIGNATURE. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  14

                                     PART I

ITEM 1.  FINANCIAL STATEMENTS AND NOTES.

                                 CORTECH, INC.

                                 BALANCE SHEETS
              (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

                                    ASSETS

                                                 SEPTEMBER 30,     DECEMBER 31,
                                                     1997              1996
                                                 -------------     ------------
CURRENT ASSETS
  Cash and cash equivalents . . . . . . . . . . .  $  7,868         $  7,792
  Short-term investments (Note 2) . . . . . . . .     8,261           13,186
  Prepaid expenses and other. . . . . . . . . . .       405              845
                                                   --------         --------
      Total current assets. . . . . . . . . . . .    16,534           21,823
                                                   --------         --------

PROPERTY AND EQUIPMENT, at cost
  Laboratory and pilot production equipment . . .     6,433            7,101
  Leasehold improvements. . . . . . . . . . . . .     8,026            8,026
  Office furniture and equipment. . . . . . . . .     2,380            2,483
                                                   --------         --------
                                                     16,839           17,610
  Less -- Accumulated depreciation
  and amortization. . . . . . . . . . . . . . . .   (15,083)         (13,950)
                                                   --------         --------
                                                      1,756            3,660
                                                   --------         --------
                                                   $ 18,290         $ 25,483
                                                   --------         --------
                                                   --------         --------

                    LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Accounts payable. . . . . . . . . . . . . . . .  $    244         $    680
  Accrued vacation and other
    compensation (Note 4) . . . . . . . . . . . .       348              185
  Unearned income . . . . . . . . . . . . . . . .        --            1,323
  Advances from corporate partner . . . . . . . .       121              964
  Other . . . . . . . . . . . . . . . . . . . . .       151              206
                                                   --------         --------
      Total current liabilities . . . . . . . . .       864            3,358
                                                   --------         --------

STOCKHOLDERS' EQUITY
  Preferred stock, $.002 par value,
    2,000,000 shares authorized, none issued. . .        --               --
  Common stock, $.002 par value, 50,000,000
    shares authorized 18,523,918 and
    18,518,079 shares issued and outstanding,
    respectively. . . . . . . . . . . . . . . . .        37               37
  Warrants. . . . . . . . . . . . . . . . . . . .     2,330            2,330
  Additional paid-in capital. . . . . . . . . . .    97,656           97,659
  Deferred compensation . . . . . . . . . . . . .        (3)             (40)
  Accumulated deficit . . . . . . . . . . . . . .   (82,594)         (77,861)
                                                   --------         --------
      Total stockholders' equity. . . . . . . . .    17,426           22,125
                                                   --------         --------
                                                   $ 18,290         $ 25,483
                                                   --------         --------
                                                   --------         --------

             The accompanying notes to financial statements are an
                      integral part of these statements.

                                  CORTECH, INC.

                            STATEMENTS OF OPERATIONS
               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

                                                        FOR THE THREE MONTHS ENDED                FOR THE NINE MONTHS ENDED
                                                 ---------------------------------------   ---------------------------------------
                                                 SEPTEMBER 30, 1997   SEPTEMBER 30, 1996   SEPTEMBER 30, 1997   SEPTEMBER 30, 1996
                                                 ------------------   ------------------   ------------------   ------------------
REVENUES
  Sponsored research and development (Note 3)
    Corporate partners. . . . . . . . . . . . . .     $     614            $     688           $   3,358             $   4,613
    Related party . . . . . . . . . . . . . . . .            --                  340                  --                 1,014
  Interest income . . . . . . . . . . . . . . . .           224                  293                 732                   904
                                                     ----------           ----------           ----------           ----------
                                                            838                1,321               4,090                 6,531
                                                     ----------           ----------           ----------           ----------

EXPENSES
  Research and development. . . . . . . . . . . .         1,381                2,795               5,421                 8,808
  General and administrative. . . . . . . . . . .           629                  756               2,041                 2,623
  Restructuring charge. . . . . . . . . . . . . .           696                   --               1,361                    --
                                                     ----------           ----------           ----------           ----------
                                                          2,706                3,551               8,823                11,431
                                                     ----------           ----------           ----------           ----------

NET LOSS. . . . . . . . . . . . . . . . . . . . .     $  (1,868)           $  (2,230)          $  (4,733)            $  (4,900)
                                                     ----------           ----------           ----------           ----------
                                                     ----------           ----------           ----------           ----------

  Net loss per share. . . . . . . . . . . . . . .     $   (0.10)           $   (0.12)          $   (0.26)            $   (0.27)
                                                     ----------           ----------           ----------           ----------
                                                     ----------           ----------           ----------           ----------

  Weighted average common shares
    outstanding . . . . . . . . . . . . . . . . .    18,523,918           18,127,000           18,521,031           18,289,344
                                                     ----------           ----------           ----------           ----------
                                                     ----------           ----------           ----------           ----------

             The accompanying notes to financial statements are an
                       integral part of these statements.

                                 CORTECH, INC.

                            STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)


                                                                  FOR THE NINE MONTHS ENDED
                                                           SEPTEMBER 30, 1997   SEPTEMBER 30, 1996
                                                           ------------------   ------------------
CASH FLOWS USED IN OPERATING ACTIVITIES
  Net loss . . . . . . . . . . . . . . . . . . . . . . . .      $ (4,733)           $ (4,900)
  Adjustments to reconcile net loss
    to net cash used in operations --
      Depreciation and amortization. . . . . . . . . . . .         1,312               1,590
      Issuance of common stock in exchange for
        termination of right of first offer. . . . . . . .            --                 486
      Research and compensation expense related to
        grant of options, including amortization of
        deferred compensation. . . . . . . . . . . . . . .            34                  92
      Impairment of property and equipment . . . . . . . .           580                  --
      Gain on sale of equipment. . . . . . . . . . . . . .           (14)                 --
      Decrease (increase) in prepaid expenses and other. .           440                (258)
      (Decrease) in accounts payable . . . . . . . . . . .          (436)               (139)
      (Decrease) increase in unearned income . . . . . . .        (1,323)                687
      (Decrease) increase in advances from
        corporate partner. . . . . . . . . . . . . . . . .          (843)              1,194
      Increase (decrease) in accrued compensation,
        payroll taxes and other. . . . . . . . . . . . . .           108                (130)
                                                                --------            --------
          Net cash used in operating activities. . . . . .        (4,875)             (1,378)
                                                                --------            --------

CASH FLOWS PROVIDED BY INVESTING ACTIVITIES
  Purchases of property and equipment. . . . . . . . . . .           (39)               (401)
  Sales of property and equipment. . . . . . . . . . . . .            65                  --
  Purchases of short-term investments. . . . . . . . . . .       (15,922)            (16,037)
  Sales of short-term investments. . . . . . . . . . . . .        20,847              19,751
                                                                --------            --------
          Net cash provided by investing activities. . . .         4,951               3,313
                                                                --------            --------

CASH FLOWS PROVIDED BY FINANCING ACTIVITIES
  Proceeds from issuance of common stock . . . . . . . . .            --                  29
  Proceeds from exercise of options. . . . . . . . . . . .            --                 816
                                                                --------            --------
          Net cash provided by financing activities. . . .            --                 845
                                                                --------            --------
NET INCREASE IN CASH AND CASH EQUIVALENTS. . . . . . . . .            76               2,780
CASH AND CASH EQUIVALENTS, beginning of period . . . . . .         7,792               6,194
                                                                --------            --------
CASH AND CASH EQUIVALENTS, end of period . . . . . . . . .      $  7,868             $ 8,974
                                                                --------            --------
                                                                --------            --------


             The accompanying notes to financial statements are an
                       integral part of these statements.

                                 CORTECH, INC.

                         NOTES TO FINANCIAL STATEMENTS
                              SEPTEMBER 30, 1997


(1) SIGNIFICANT ACCOUNTING POLICIES

    The balance sheet at September 30, 1997, the related statements of operations and statements of cash flows for the three and nine month periods ended September 30, 1997 and 1996 are unaudited, but in management's opinion include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of such financial statements. Interim results are not necessarily indicative of results for a full year. The accompanying financial statements should be read in conjunction with the financial statements as of and for the year ended December 31, 1996.

(2) SHORT-TERM INVESTMENTS

    Under Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities," the Company's short-term investments, which consisted entirely of government securities, were classified as available-for-sale. These securities mature on various dates through February 1998. As of September 30, 1997, these securities had an amortized cost of $8.3 million, which approximated market value.

(3) RESEARCH AND DEVELOPMENT AGREEMENTS

    During the first quarter of 1997, Cortech received $1.5 million from Ono Pharmaceutical Co., Ltd. ("Ono") for work to be performed during the second and third quarters of 1997 under a contract to develop an oral elastase inhibitor signed in March of 1995 and amended in April 1997. Of the $1.5 million, Cortech recognized $886,000 as revenue in the first and second quarters of 1997 and $614,000 in the third quarter of 1997. Under the terms of the amended agreement, Ono has assumed all responsibilities for research activities during the final six months of the agreement, which will terminate on March 14, 1998. As a result of this reallocation of responsibilities, Ono is no longer required to pay the Company the last scheduled $1.5 million in research funding to offset certain costs that the Company would otherwise have incurred under the agreement. Cortech expects no further payments from Ono under the agreement.

    In November 1995, Cortech entered into a worldwide product development and license agreement with SmithKline Beecham ("SB") for the development of Bradycor-TM-. In March 1997, SB and the Company agreed to terminate their collaboration when a Phase II trial of Bradycor in patients with traumatic brain injury failed to demonstrate a statistically significant effect of the compound on intracranial pressure, the primary endpoint. SB made a one-time payment to Cortech of $1.0 million for an exclusive license to Bradycor in 1995 and paid $4.0 million in milestone payments during 1996. Cortech expects no further payments from SB under the agreement.

(4) COMMITMENTS

    In April 1997, the Company announced a significant corporate-wide downsizing, which reduced the Company's full time staff by approximately 50%, at the end of the second quarter of 1997. This downsizing followed the Company's announcement that, in response to SB's termination of the Bradycor license agreement, it was planning an aggressive restructuring. The Company recorded a charge of $665,000 in May 1997 for costs related to the downsizing. Of this amount, $595,000 was paid out in the third quarter, and the remaining $70,000 will be paid out by the end of the first quarter of 1998.

(5) SUBSEQUENT EVENT

    On October 1, 1997, following the contractually scheduled end of the Company's operational responsibilities in the oral elastase research program funded by Ono, the Company commenced a further downsizing of its staff. In connection with this restructuring, the Company recorded a restructuring charge of $696,000, of which $580,000 represents an impairment of the value of the Company's scientific and office equipment.

    The Company no longer has the scientific staff that would be required to conduct further research or development activities on site. The remaining core staff is expected to be engaged primarily in seeking to realize appropriate value out of Cortech's tangible and intangible assets, including, potentially, directing activities of third parties. The Company's intangible assets consist primarily of a portfolio of bradykinin antagonists and protease inhibitors. Cortech is proceeding to liquidate its technical equipment, most of its office furniture and equipment, and, where possible, its leasehold improvements.

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

GENERAL

    Cortech, Inc. (the "Company") is a biopharmaceutical company whose focus has been the discovery and development of novel therapeutics for the treatment of inflammatory disorders. The Company has directed its research and development efforts principally toward protease inhibitors and bradykinin antagonists. As a result of a series of corporate downsizings, the Company no longer has the scientific staff that would be required to continue its research and development activities on-site. However, Cortech has retained a core staff of professionals who are engaged primarily in ongoing efforts to realize appropriate value out of Cortech's tangible and intangible assets. These efforts include supporting the activities of third parties. Cortech is also proceeding to liquidate its technical equipment, most of its office furniture and equipment, and, where possible, its leasehold improvements. Cortech's intangible assets consist primarily of the portfolio described below.

    Cortech's efforts in protease inhibition have been focused primarily on the discovery and development of inhibitors of human neutrophil elastase ("HNE"). Initially, parenteral inhibitors were developed. Those efforts evolved into work on inhibitors for chronic oral administration for potential use in the treatment of chronic obstructive pulmonary disease and emphysema. The resulting technology formed the basis for the collaboration with Ono Pharmaceutical Co., Ltd. ("Ono") of Osaka, Japan to support continued discovery research efforts in this area. Under the terms of an amendment signed in April 1997, Ono has now assumed all responsibilities for research activities being conducted during the final six months of the agreement, which will terminate on March 14, 1998. As a result of this reallocation of responsibilities, Ono is no longer required to pay Cortech the last scheduled $1.5 million in research funding to offset certain costs that the Company would otherwise have incurred under the agreement. For most of the third quarter, the Company's research efforts focused primarily on fulfilling its responsibilities under the Ono agreement. Although Cortech has retained product rights under the agreement outside of Ono's territory, the Company has now ended its direct participation in these research activities.

    Clinical development of CE-1037, the Company's parenteral HNE inhibitor, was funded by Hoechst Marion Roussel, Inc. ("HMRI") from 1987 until December 1996 when HMRI terminated the agreement. Clinical development of the compound, which had reached early Phase II testing in Acute Respiratory Distress Syndrome, remains suspended. The Company does not intend to undertake further development of this compound without a collaborative partner.

    Cortech's endeavors in the field of HNE inhibition have also led to the development of a proprietary technology that has the potential to be applied to the development of a broader range of protease targets.

    Cortech's bradykinin antagonist portfolio consists of Bradycor-TM-, a candidate for the treatment of traumatic brain injury ("TBI"), and CP-0597, its lead second-generation compound, which is being evaluated for the treatment of stroke. CP-0597 has demonstrated neuroprotective effects in experimental models of acute ischemic stroke.

    In 1995 the Company entered into an agreement with SmithKline Beecham ("SB") for the development of Bradycor in TBI. The parties terminated the agreement in the first quarter of 1997 following short-term results from a placebo-controlled Phase II trial which failed to show a statistically significant effect on intracranial pressure, the study's primary endpoint.
The data did, however, show modest positive trends in favor of Bradycor on intracranial pressure and the requirement for other therapeutic interventions to control intracranial pressure. Analysis of long-term recovery data was completed during the third quarter by the American Brain Injury Consortium and showed positive trends in functional outcome which were statistically significant in the most severely injured patients.


RESULTS OF OPERATIONS

REVENUES

    Revenues from research and development decreased from $1.0 million in the third quarter of 1996 to $614,000 in the third quarter of 1997 and decreased from $5.6 million to $3.4 million in the nine month periods ending September 30, 1996 and 1997, respectively. The decrease in revenues resulted primarily from the terminations of the Company's agreements with SB and HMRI. The Company expects no further payments from Ono, due to the April 1997 amendment of the agreement, nor from SB or HMRI due to the cancellation of the agreements with those collaborators.

    During the first quarter of 1997, Cortech received $1.5 million from Ono for work to be performed during the second and third quarters of 1997 under a contract to develop an oral elastase inhibitor signed in March of 1995 and amended in April 1997. Of the $1.5 million, Cortech recognized $886,000 as revenue in the first and second quarters of 1997 and $614,000 in the third quarter of 1997. Under the terms of the amended agreement, Ono has assumed all responsibilities for research activities being conducted during the final six months of the agreement, which will terminate on March 14, 1998. As a result of this reallocation of responsibilities, Ono is no longer required to pay the Company the last scheduled $1.5 million in research funding to offset certain costs that the Company would otherwise have incurred under the agreement. Cortech expects no further payments from Ono under the agreement.


RESEARCH AND DEVELOPMENT EXPENSES

    Expenses for research and development decreased from $2.8 million in the third quarter of 1996 to $1.4 million in the third quarter of 1997 and decreased from $8.8 million in the nine months ended September 30, 1996 to $5.4 million in the nine months ended September 30, 1997. These decreases are due primarily to the reduced level of research and development activities undertaken by Cortech in 1997 compared to 1996.

    In April 1997, the Company announced a significant corporate-wide downsizing, which reduced the Company's full time staff by approximately 50% at the end of the second quarter of 1997. This downsizing followed the Company's announcement that in response to SB's termination of the Bradycor license agreement it was planning an aggressive restructuring. The Company recorded a charge of $665,000 in May 1997 for costs related to the downsizing.

    In October 1997, the Company implemented a further reduction in staff. The Company recorded an additional restructuring charge of $696,000 in the third quarter related to this event, of which $580,000 represents an impairment of the value of the Company's scientific and office equipment. As a result of the cumulative effects of the staffing reductions, Cortech no longer has the capability to conduct research on-site.

GENERAL AND ADMINISTRATIVE EXPENSES

    General and administrative expenses decreased from $756,000 in the third quarter of 1996 to $629,000 in the third quarter of 1997 and decreased from $2.6 million in the nine months ended September 30, 1996 to $2.0 million in the nine months ended September 30, 1997. The decline resulted from the decreases in staffing and general business activity partially offset by the restructuring charge described above. The Company expects its general and administrative expenses to decrease compared to the level reported in the third quarter.


NET LOSS

    The net loss for the third quarter ended September 30, 1997 decreased to $1.9 million from $2.2 million for the third quarter ended September 30, 1996 and decreased from $4.9 million in the nine months ended September 30, 1996 to $4.7 million in the nine months ended September 30, 1997. The decrease for the quarter was due principally to the decreased expenses offset in part by the decreased revenues as described above. Cortech expects to continue to report substantial losses in the future.


LIQUIDITY AND CAPITAL RESOURCES

    At September 30, 1997, the Company had cash, cash equivalents and short-term investments totaling $16.1 million, compared to $21.0 million at December 31, 1996. The Company's net cash used in operating activities totaled $2.1 million and $4.9 million for the three and nine months ended September 30, 1997. Operating activities used $1.5 million in the third quarter of 1996 and $1.4 million in the first nine months of 1996. The Company's expenditures, net of depreciation and non-cash charges, decreased from $2.6 million in the third quarter of 1996 to $1.4 million in the third quarter of 1997 and decreased from $9.7 million in the nine months ended September 30, 1996 to $6.7 million in the first nine months of 1997. These decreases reflect the overall reduction in research and development activities and the initial effects of the restructuring announced in April 1997 and implemented in May of 1997.

         From its inception through September 30, 1997, the Company raised cash totaling $97.1 million from the sale of equity securities, including $33.6 million in net proceeds from its November 1992 initial public offering and $37.7 million in net proceeds from its November 1993 follow-on public offering.

    During the first quarter of 1997, Cortech received $1.5 million from Ono for work to be performed during the second and third quarters of 1997 under a contract to develop an oral elastase inhibitor signed in March of 1995 and amended in April 1997. Of the $1.5 million, Cortech recognized $886,000 as revenue in the first and second quarters of 1997 and $614,000 in the third quarter of 1997. Under the terms of the amended agreement, Ono has assumed all responsibilities for research activities being conducted during the final six months of the agreement, which will terminate on March 14, 1998. As a result of this reallocation of responsibilities, Ono is no longer required to pay the Company the last scheduled $1.5 million in research funding to offset certain costs that the Company would otherwise have incurred under the agreement. Cortech expects no further payments from Ono under the agreement.

    The Company has experienced net losses and negative cash flows from operations each year since inception and has incurred an accumulated deficit of $82.6 million through September 30, 1997. The Company expects to incur additional losses as a result of its continued business expenses and as a result of charges related to its restructurings. The Company also expects to continue to report losses after the restructuring is complete and all transition costs are recorded, but the size of these losses is expected to be smaller than those previously recorded.


ADDITIONAL RISKS

    Management is focused primarily on exploration of strategic alternatives by which to realize appropriate value for the Company's stockholders out of Cortech's tangible and intangible assets, but there can be no assurance that suitable opportunities will be identified, or that any such opportunities will result in a transaction on favorable terms or at all. Certain strategic opportunities could, if undertaken without the support of a commercial partner, lead to substantial costs for work conducted under the Company's direction by third parties.

    There can be no assurance that any of the Company's projects will lead to products that can be commercialized or that they will attract and maintain the support of a collaborative partner or licensee. To the extent development of the Company's projects is continued, such projects will face a high degree of technological, regulatory and competitive risk. The regulatory approval process for any new drug is arduous, and successful completion of any trial or any phase of development does not provide assurance that future phases will also be successfully completed or that marketing approval will ultimately be obtained. Clinical development programs for Bradycor and CE-1037 were suspended on the basis of new adverse preclinical findings and subsequent termination of the Company's licensing agreements with SB and HMRI, respectively. Although independent testing failed to confirm the adverse findings, there can be no assurance that new partners can be identified to carry these projects forward. In addition, the Company's stock price, like that of many publicly traded biotechnology companies, has, in the past, been highly volatile and may, in the future, experience significant volatility.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK.

    Not applicable.

                                     PART II


ITEM 1.  LEGAL PROCEEDINGS.

    The Company is not party to any material legal proceedings.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS.

    Not applicable.

ITEM 3.  DEFAULT UPON SENIOR SECURITIES.

    Not applicable.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

    Not applicable

ITEM 5.  OTHER INFORMATION.

    Not applicable.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

    a.   Exhibits

         Item     Description
         ----     -----------
         27.1     Financial Data Schedule.

    b.   Reports on Form 8-K

         No reports on Form 8-K were filed by Cortech, Inc., during the quarter ended September 30, 1997.

                                   SIGNATURE

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 14th day of November, 1997.

                                  CORTECH, INC.

                                  (Registrant)




Date:  November 14, 1997         By:           /s/ JOSEPH L. TURNER
       -----------------            --------------------------------------------
                                                  Joseph L. Turner
                                    VICE PRESIDENT OF FINANCE AND ADMINISTRATION
                                          AND PRINCIPAL ACCOUNTING OFFICER