Form 10-K/A
period 1996-12-31
CORTECH INC
filed 1997-11-21
CIK 728478

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
                          SECURITIES AND EXCHANGE COMMISSION
                                WASHINGTON, D.C. 20549

                                     FORM 10-K/A
                                   AMENDMENT NO. 3

              /X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                           SECURITIES EXCHANGE ACT OF 1934
                     FOR THE FISCAL YEAR ENDED DECEMBER 31, 1996

                                          OR

               / / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                         THE SECURITIES EXCHANGE ACT OF 1934
                            COMMISSION FILE NUMBER 0-20726

                                    CORTECH, INC.
                (Exact name of registrant as specified in its charter)

               DELAWARE                                84-0894091
     (State or other jurisdiction of                  (IRS Employer
    incorporation or organization)              Identification Number)

        6850 N. BROADWAY, SUITE G
           DENVER, COLORADO                              80221
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

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. /X/

    The approximate aggregate market value of the Common Stock held by non-affiliates of the registrant, based upon the closing price of the Common Stock reported on the Nasdaq National Market on November 4, 1997 was $0.66 per share.

    The number of shares of Common Stock outstanding as of October 31, 1997, was 18,523,918.

                                  TABLE OF CONTENTS


ITEM                                                                   PAGE NO.
----                                                                   --------

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


                              SUMMARY COMPENSATION TABLE


                                                                         Long-Term
                                                   Annual              Compensation
                                                Compensation              Awards
                                      -------------------------------  ------------
                                                              Other                      All Other
                                                              Annual     Securities       Compen-
  Name and Principal                    Salary      Bonus   Compensa-    Underlying       sation
       Position               Year        ($)        ($)      tion($)      Options        ($)(1)
-------------------------   --------  ----------  --------  ---------  --------------  -------------
Kenneth R. Lynn               1996    $265,006    $65,000      ___         75,000        $ 1,174
President, Chief              1995     230,499     75,000      ___        275,000          1,099
Executive Officer and         1994     181,744        ___      ___        100,000          9,602
Chairman of the Board

Joseph L. Turner              1996     154,533     25,000      ___         40,000          2,399
Vice President, Finance       1995     155,349     30,000      ___         64,000          2,009
and Administration,           1994     147,000        ___      ___         60,000          1,473
Chief Financial Officer
and Secretary

Diarmuid Boran(2)             1996     140,046     25,000      ___         40,000          1,707
Vice President,               1995     112,493     30,000      ___         64,000          1,386
Corporate Development
and Planning

Gilbert Carnathan,            1996     129,608        ___      ___            ___          2,034
Ph.D.(2)(3)                   1995     130,286     20,000      ___         41,000          1,731
Vice President,
Preclinical Research

---------------------


(1) Includes matching payments by the Company under its 401(k) Plan; for 1996, the amounts were $664, $1,529, $1,403 and $1,303 for Messrs. Lynn, Turner, Boran and Carnathan, respectively. Includes premiums paid by the Company for group term life insurance; for 1996, the amounts were $510, $870, $304 and $731 for Messrs. Lynn, Turner, Boran and Carnathan, respectively.

(2) Mr. Boran and Dr. Carnathan became executive officers in 1995.

(3) Dr. Carnathan resigned as an officer and employee of the Company as of December 31, 1996. At such time, Dr. Carnathan and the Company entered into an agreement pursuant to which Dr. Carnathan served as a consultant and continued to receive his former salary and certain health benefits until September 1997. Stock options held by Mr. Carnathan exercisable as of September 30, 1997 have been modified to allow exercise until the earlier of their expiration or June 30, 1998.

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

    The following tables show for the fiscal year ended December 31, 1996, certain information regarding options granted to, exercised by, and held at year end by, the Named Executive Officers:

                          OPTION GRANTS IN LAST FISCAL YEAR

                                                                                                         Potential Realizable Value
                                                                                                         at Assumed Annual Rates of
                                                                                                         Stock Price Appreciation
                                                      Individual Grants                                  for Option Term(2)
                               -----------------------------------------------------------------------   ---------------------------



                               Number of           % of Total
                               Securities          Options
                               underlying          Granted to           Exercise or
                               Options             Employees in         Base Price           Expiration
                               Granted             Fiscal Year          ($/sh)               Date               5%($)       10%($)
                               -------             -----------          -----------          ----------        -------     --------
  Name
  ----
  Kenneth R. Lynn . . .       75,000 (1)            14.2%                 1.52              12/13/06         $ 71,820     $181,260

  Joseph L. Turner. . .       40,000 (1)             7.6%                 1.52              12/13/06         $ 38,304     $ 96,672

  Diarmuid F. Boran . .       40,000 (1)             7.6%                 1.52              12/13/06         $ 38,304     $ 96,672

  Gilbert Carnathan . .              ___             ___                   ___               ___                  ___          ___


----------------------
(1) Vests 25% after one year and 6.25% quarterly thereafter, except that options may vest in full earlier in the event of a change in control of the Company. The Board of Directors has the authority to reprice options.

(2) Calculated on the assumption that the market value of the underlying stock increases at the stated values, compounded annually.

      AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR, AND FY-END OPTION VALUES


                                                                    Number of
                                                                    Securities           Value of
                                                                    Underlying           Unexercised
                                                                    Unexercised          In-the-Money
                                                                    Options at           Options at
                                                                    12/31/96 (#)         12/31/96 ($)(1)
                           Shares Acquired       Value              Exercisable/         Exercisable/
Name                       on Exercise (#)       Realized ($)       Unexercisable        Unexercisable
----                       ----------------      ------------       -------------        -------------
Kenneth R. Lynn                 ----                 ----         167,506 / 282,494       $   0 / $  0

Joseph L. Turner                ----                 ----         64,488 /  99,512            0 /    0

Diarmuid Boran                  ----                 ----         44,564 / 101,936            0 /    0

Gilbert Carnathan               ----                 ----         46,994 /  41,056            0 /    0


--------------------------
(1) Closing price of the Company's Common Stock on December 31, 1996 ($1.47) minus the exercise price of the options.

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

                                 EMPLOYMENT AGREEMENT

    On October 14, 1997, the Company entered into an employment agreement with Kenneth R. Lynn (the "Employment Agreement") which provides for the payment of the equivalent of 24 months base salary, the payment of health insurance policies for up to 18 months following a Termination Event (defined below), immediate vesting of all stock options not already vested and the payment of a bonus, upon the occurrence of a Termination Event. A Termination Event is defined as the involuntary termination of Mr. Lynn by the Company without cause, or the termination of employment by Mr. Lynn on account of a material change in the business of the Company or the duties of Mr. Lynn as determined in good faith by Mr. Lynn, prior to a change in control of the Company or within 30 months after a change in control of the Company. The Employment Agreement also provides that, with respect to any Termination Event that is also covered by the Severance Plan, Mr. Lynn shall receive compensation and benefits pursuant to the Employment Agreement only, and not pursuant to the Severance Plan.

                                      SIGNATURE

   Pursuant to the requirements of Section 13 of 15(d) of the Securities Exchange Act of 1934, the registrant has caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            CORTECH, INC.


November 20, 1997                      By   /s/ Kenneth R. Lynn
                                           -------------------------------------
                                                      Kenneth R. Lynn
                                                      President and Chief
                                                      Executive Officer