Form 10-K405
period 1997-12-31
CORTECH INC
filed 1998-03-31
CIK 728478

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                         SECURITIES AND EXCHANGE COMMISSION
                               Washington, D.C. 20549

                                      FORM 10-K

(MARK ONE)
    X          ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
  -----        EXCHANGE ACT OF 1934 (FEE REQUIRED) FOR THE FISCAL YEAR ENDED
               DECEMBER 31, 1997 OR

               TRANSACTION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
  ----- SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED) FOR THE TRANSITION PERIOD FROM ________________ TO ________________.

COMMISSION FILE NUMBER 0-20726

                                 CORTECH, INC.
                             ----------------------
               (Exact name of registrant as specified in its charter)

              DELAWARE                          84-0894091
     (State or other jurisdiction             (I.R.S. Employer
          of incorporation or                Identification No.)
            organization)

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

                           -------------------------------

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
Indicate by check mark if disclosure of delinquent filers pursuant to item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. /X/

The aggregate market value of the voting stock held by nonaffiliates of the registrant, based upon the closing price on the Nasdaq National Market, was approximately $7.9 million as of February 27, 1998.

The number of shares of Common Stock outstanding as of February 27, 1998, was 18,523,918.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                  TABLE OF CONTENTS

                                                                                PAGE
                                                                                ----
                                       PART I. . . . . . . . . . . . . . . . . .  1
ITEM 1.   BUSINESS . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 11
ITEM 2.   PROPERTIES . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 11
ITEM 3.   LEGAL PROCEEDINGS. . . . . . . . . . . . . . . . . . . . . . . . . . . 11
ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS. . . . . . . . . . 11

                                      PART II. . . . . . . . . . . . . . . . . . 12
ITEM 5.   MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER
          MATTERS. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 12
ITEM 6.   SELECTED FINANCIAL DATA. . . . . . . . . . . . . . . . . . . . . . . . 14
ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
          RESULTS OF OPERATIONS. . . . . . . . . . . . . . . . . . . . . . . . . 15
ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA. . . . . . . . . . . . . . 26
ITEM 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
          FINANCIAL DISCLOSURE . . . . . . . . . . . . . . . . . . . . . . . . . 26

                                      PART III . . . . . . . . . . . . . . . . . 27
ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT . . . . . . . . . . 27

ITEM 11.  EXECUTIVE COMPENSATION.. . . . . . . . . . . . . . . . . . . . . . . . 28
ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT . . . . 33
ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS . . . . . . . . . . . . 34

                                      PART IV. . . . . . . . . . . . . . . . . . 35
ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K. . . . 35

SIGNATURES . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 39


                                        PART I

ITEM 1.  BUSINESS.

     EXCEPT FOR THE HISTORICAL INFORMATION CONTAINED HEREIN, THE MATTERS DISCUSSED IN THIS ANNUAL REPORT ON FORM 10-K ARE FORWARD-LOOKING STATEMENTS THAT INVOLVE RISKS AND UNCERTAINTIES. FOR A DISCUSSION OF CERTAIN FACTORS WHICH MAY AFFECT THE OUTCOME PROJECTED IN SUCH STATEMENTS, SEE "RISK FACTORS" AT THE END OF ITEM 7 ("MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATION") OF THIS ANNUAL REPORT ON FORM 10-K, AS WELL AS FACTORS NOTED IN THE BALANCE OF ITEM 7, THIS ITEM 1 ("BUSINESS"), ITEM 3 ("LEGAL PROCEEDINGS), ITEM 5 ("MARKET FOR THE REGISTRANT'S COMMON STOCK
AND RELATED STOCKHOLDER MATTERS") AND ELSEWHERE IN THIS ANNUAL REPORT ON FORM 10-K. ACTUAL RESULTS MAY DIFFER MATERIALLY FROM THOSE PROJECTED. THESE FORWARD-LOOKING STATEMENTS REPRESENT THE COMPANY'S JUDGMENT AS OF THE DATE OF THE FILING OF THIS ANNUAL REPORT ON FORM 10-K. THE COMPANY DISCLAIMS, HOWEVER, ANY INTENT OR OBLIGATION TO UPDATE THESE FORWARD-LOOKING STATEMENTS.

OVERVIEW

     Cortech, Inc. (the "Company" or "Cortech") is a biopharmaceutical company whose principal focus has been the discovery and development of novel therapeutics for the treatment of inflammatory disorders. Specifically, Cortech has directed its research and development efforts toward protease inhibitors and bradykinin antagonists. These efforts have produced certain intellectual property rights. See "-- Cortech's Work with Protease Inhibitors" and
"-- Cortech's Work with Bradykinin Antagonists".

     In response to disappointing test results and its loss of collaborative partner support, Cortech has implemented a series of reductions in force over the past three-and-one-half years which has reduced the number of full-time, regular employees from more than 200 to fewer than 15 and effectively discontinued all internal efforts to advance its research and development activities. In addition, Cortech is currently decommissioning its laboratories, has sold most of its scientific and technical equipment and, unless the Merger (see discussion below) is implemented and BioStar, Inc. ("BioStar") opts to retain such assets, plans to sell most of its office furniture and equipment and, where possible, its leasehold improvements.

     As a result of these actions, Cortech no longer has the staff or operative facilities required to recommence internal research and development activities. Cortech has retained a core group of professionals who, among other things, are actively engaged in ongoing efforts to realize appropriate value from Cortech's tangible and intangible assets. It is uncertain, however, whether Cortech will be able to retain employees with sufficient knowledge and experience to realize appropriate value from Cortech's intangible assets. In light of the above, Cortech's management has focused on evaluating various strategic alternatives. As a result, the Company entered into an Agreement and Plan of Merger and Reorganization dated December 22, 1997 (the "Reorganization Agreement") with BioStar, Inc. ("BioStar") of Boulder, Colorado.

     BioStar develops, manufactures and markets point-of-care diagnostic tests using its proprietary, highly sensitive, thin film technologies. BioStar's current products employ its Optical Immuno Assay (OIA-Registered Trademark-) technology, a thin film, platform technology developed for the rapid detection of a variety of medical conditions. Pursuant to the Reorganization Agreement, the Company would issue up to 28,500,000 shares of its common stock ("Common Stock") to BioStar's stockholders in exchange for all of the issued and outstanding capital stock of BioStar, and a wholly owned subsidiary of the Company would merge with and into BioStar (the "Merger"), making BioStar a wholly owned subsidiary of the Company. The Company anticipates that the Merger, which is subject to the approval of the Company's and BioStar's stockholders as well as certain other conditions, would be completed in the second quarter of 1998. In connection with the Merger, the Company filed a Registration Statement on Form S-4 (which includes a Joint Proxy Statement/Prospectus) with the Securities and Exchange Commission on February 17, 1998 (File No. 333-46445).

     The Company was incorporated in 1982 in Colorado and reincorporated in Delaware in August 1991. Cortech has incurred operating losses in each year since its date of inception. For the fiscal year ended December 31, 1997, Cortech had a net loss of $6.8 million and through such date has an accumulated deficit of $84.6 million. The Company's offices are located at 6850 N. Broadway, Suite G, Denver, Colorado 80221. Its telephone number is
(303) 650-1200.

CORTECH'S WORK WITH PROTEASE INHIBITORS

     BACKGROUND. Proteases are enzymes that cleave peptide bonds within proteins. Since proteins are one of the fundamental building blocks of biological systems, proteases are among the most important regulators of biological activity that have been described. As a result of an increased understanding of the causative role proteases play in a number of disease processes, protease inhibition has become a very important area of drug discovery. Cortech's work has focused primarily on the discovery and synthesis of inhibitors of human neutrophil elastase ("HNE"), a serine protease capable of degrading a variety of connective tissue proteins, most notably elastin. Elastin is found in the lungs, vasculature and skin, and therapy directed against HNE may have therapeutic application in acute and chronic respiratory, cardiovascular and skin disorders. As a result of its research and development efforts in this field, Cortech has developed proprietary technology which it has demonstrated has the potential to be applied to the discovery and synthesis of a broader range of therapeutically interesting protease inhibitors.

     During inflammation, neutrophils are activated and migrate to sites of inflammation to help kill microorganisms and eliminate inflammatory debris. Neutrophils release HNE which disrupts the lining of blood vessels (endothelium) and allows the neutrophils to reach their target destination. Because HNE is so potent at digesting protein and thereby damaging tissue, the body possesses a number of defenses against excessive HNE release, limiting its effect in minor inflammatory states. In certain severe inflammatory conditions, however, HNE production overwhelms the body's natural defenses, resulting in tissue destruction. High levels of HNE release have also been found in cases of organ dysfunction, such as those associated with acute respiratory distress syndrome ("ARDS"). Further, HNE appears to play a significant role in a number of chronic diseases marked by tissue destruction, including cystic fibrosis and emphysema. HNE also appears to be involved in less severe forms of tissue destruction, such as rheumatoid arthritis, psoriasis and periodontal disease.

     CE-1037 -- HNE INHIBITOR FOR PARENTERAL ADMINISTRATION. Cortech's early work in the area of protease inhibition led to the establishment in 1987 of a strategic partnering relationship with Marion Laboratories, Inc. ("Marion") under which Cortech granted to Marion worldwide rights to develop, manufacture and market any products resulting from Cortech's HNE inhibitor program, subject to a royalty payable to Cortech based on net sales, and Marion substantially funded the development of such products. Although certain rights were granted back to Cortech in 1993 and 1996, this relationship continued in force through subsequent merger transactions engaged in by Marion (and its successor) which brought about the formation of Marion Merrill Dow Inc., and subsequently Hoechst Marion Roussel, Inc. ("HMRI"). Cortech's work with HMRI (references to HMRI hereafter include, as applicable in context, its predecessors) pursued discovery and development of a parenterally administered inhibitor of HNE for use in the treatment of ARDS and cystic fibrosis. As a result of this work, Cortech's scientists produced a lead compound, designated "CE-1037", which Cortech ultimately advanced, with HMRI's support, through Phase I and into Phase II clinical trials.

     HMRI continued to fund Cortech's development of CE-1037 (ultimately providing $14.1 million in funding) until December 1996 when HMRI terminated its agreement with Cortech and returned all rights to CE-1037 to Cortech. HMRI terminated the agreement following an analysis of the results from two preliminary, preclinical, genotoxicity experiments which suggested that CE-1037 might have genotoxic properties.

     When the disappointing results of the genotoxicity experiments became available, a small pilot study in ARDS was underway. Cortech and HMRI decided to suspend the clinical trial in order to evaluate the genotoxicity results and conduct a repeat experiment, if warranted. Following HMRI's termination of its agreement with Cortech, Cortech undertook a repeat (but more comprehensive) test which was conducted at an independent contract facility. The results of this repeat test recently became available and showed no genotoxic effects of CE-1037. In the meantime, Cortech has also evaluated data from the small cohort of patients in the ARDS trial, and such data suggest that CE-1037 may deserve further study in this and other acute respiratory indications. Notwithstanding these tentative findings, there can be no assurance that CE-1037 would be proven safe and efficacious in clinical trials, that the regulatory approvals necessary for its commercialization (if it is ever advanced to this stage) would be obtained or that it could be manufactured at acceptable costs and in appropriate quantity. Furthermore, Cortech does not intend to undertake further development of CE-1037 without a collaborative partner. Although Cortech is currently seeking to secure such a partner or purchaser of Cortech's related technology rights, there can be no assurance that Cortech will be able to establish such a collaboration or effect any transaction involving a sale of technology rights on favorable terms, if at all.

     HNE INHIBITORS FOR ORAL ADMINISTRATION. HNE has been implicated in a number of chronic diseases of the respiratory tract including chronic obstructive pulmonary disease and emphysema. Optimally, these conditions would require a compound that could be administered orally for a prolonged period of time. Thus, Cortech's research and development in the area of elastase inhibition was expanded to include compounds suitable for oral administration.

     In March 1995, Cortech signed a three year research agreement with Ono Pharmaceutical Co. Ltd., ("Ono") of Osaka, Japan to develop an orally active HNE inhibitor using technology developed by Cortech prior to initiation of the collaboration. Under the terms of the agreement, Ono substantially funded Cortech's research on oral, HNE inhibitors ultimately providing a total of approximately $10.0 million in funding from 1995-1997. The agreement also granted Ono an exclusive, royalty-free license to make, use and sell certain resulting products in Japan, Korea, Taiwan and China (the "Ono Territory"), with Cortech retaining all rights outside of the Ono Territory.

     In November 1996, Cortech reallocated some of its scientists to the oral elastase project in light of the progress made over the preceding 18 months. In return, Ono accelerated certain payments due under its agreement with Cortech. In late 1996, disappointments from Cortech's collaborations with HMRI on CE-1037 and SmithKline Beecham on Bradycor-TM- (see "-- Cortech's Work with Protease Inhibitors -- CE-1037 HNE Inhibitor for Parenteral Administration" and "--Cortech's Work with Bradykinin Antagonists") increased the pressure on Cortech to conserve cash. Subsequently, in April 1997, Cortech and Ono amended their agreement to transfer all responsibilities for research activities to Ono during the final six months of the collaborative project (from September 15, 1997 through March 14, 1998). During the third quarter of 1997, Cortech's remaining research staff focused their efforts primarily on elastase inhibition in order to fulfill Cortech's responsibilities under its agreement with Ono. On October 1, 1997, after fulfilling these responsibilities, Cortech began to implement a further, corporate downsizing (to a staff of less than 15 full-time persons). Following the conclusion of the collaborative project on March 14, 1998, Ono notified Cortech that Ono had selected a compound for further evaluation (also indicating that Ono would further study the compound prior to considering it for advancement to full development in the Ono Territory). Although Cortech retains rights outside of the Ono Territory to any compounds developed pursuant to the agreement with Ono, there can be no assurance that any research and development efforts with respect to HNE inhibitors (including the efforts of Ono) will prove successful, that any potential product would be proven safe and efficacious in clinical trials, that the regulatory approvals necessary for the commercialization of any product (if any product is ever advanced to this stage) would be obtained or that any product could be manufactured at acceptable costs and with appropriate quantity. Cortech does not intend to undertake further development of HNE inhibitors without a collaborative partner. Although Cortech is currently seeking to secure such a partner or a purchaser of Cortech's related technology rights, there can be no assurance that Cortech will be able to establish such a collaboration or effect any transaction involving a sale of technology rights on favorable terms, if at all.

     OTHER PROTEASE TARGETS. As part of its protease inhibitor research efforts, Cortech scientists synthesized and tested a number of compounds. Certain of these compounds have been shown to have activity against other serine elastases, such as proteinase-3 and endogenous vascular elastase. Serine elastases have been shown to play an important role in vascular injury, and Cortech believes that its portfolio of compounds may potentially provide useful therapeutic interventions for certain acute and chronic vascular, skin and respiratory diseases. A small, focused effort continues in this area through contractual arrangements with selected experts at academic medical centers. Cortech has also developed a proprietary technology which has the potential to be applied to the discovery and synthesis of inhibitors of a broader range of therapeutically interesting serine and cysteine proteases such as mast cell tryptase and picorna virus proteases, interleuken-1 beta converting enzyme, other caspases involved in apoptosis and cell death and cathepsins B, K, L and S.

     Notwithstanding these initial findings, there can be no assurance that any of these compounds will be proven safe and efficacious in clinical trials, that the regulatory approvals necessary for their commercialization (if any such compounds are ever advanced to this stage) would be obtained or that they could be manufactured at acceptable costs and with appropriate quantity. Furthermore, Cortech does not intend to undertake further development of any of these compounds without a collaborative partner. Although Cortech is currently seeking to secure such a partner or purchaser of Cortech's related technology rights, there can be no assurance that Cortech will be able to establish such a collaboration or effect any transaction involving a sale of technology rights on favorable terms, if at all.


CORTECH'S WORK WITH BRADYKININ ANTAGONISTS

     BACKGROUND. Inflammation is the body's response to injury of any kind, including injury caused by infections, immune responses or physical trauma. Controlled inflammation is beneficial because it facilitates the clearance of pathogens (disease-causing agents) and the repair of damaged tissue. However, because inflammation is a comprehensive response involving numerous pathologic mediators, the strength of the response often converts normal, controlled inflammation into an abnormal, destructive process. When this occurs, inflammation can cause acute or chronic disease, often accompanied by pain, edema (swelling) or tissue destruction leading to organ failure and death in severe cases.

     Bradykinin is generated immediately following tissue injury or infection. It is a pivotal inflammatory mediator, and its diverse effects include pain, edema, vascular leak, and hypotension or low blood pressure that can lead to shock, organ dysfunction and death. The body normally inactivates bradykinin within seconds of its generation. However, in instances of severe injury, bradykinin production outstrips the body's capacity to inactivate it, thereby generating sustained inflammation, pain and edema. Existing preclinical and clinical data continue to support the role of bradykinin as an important mediator of inflammation, particularly in brain injury following trauma or acute ischemia.

     Cortech's efforts in connection with bradykinin antagonists have led to the discovery and synthesis of bradykinin antagonist monomers, dimers and heterodimers. The latter compounds link a bradykinin antagonist with an opioid agonist to encompass the spectrum of pain and inflammation without central nervous system penetration and its accompanying side effects. These heterodimers may have therapeutic potential in the management of perioperative pain. In the last two years, however, Cortech's efforts have focused on the development of two of its bradykinin antagonists, Bradycor, a peptide dimer, and CP-0597, a peptide monomer.

     BRADYCOR-TM- (DELTIBANT OR CP-0127). Bradycor is Cortech's lead, first-generation bradykinin antagonist which may potentially have therapeutic application in the management of traumatic brain injury ("TBI"). The rationale for its use in TBI is based on the important contribution of inflammatory processes to the full expression of the injury. A number of these inflammatory processes are mediated by bradykinin receptor mechanisms, including neutrophil activation and migration, stimulation of vascular endothelial cells and interactions with neuronal and non-neuronal cell populations found within the brain parenchyma. Following brain injury, these processes result in the production of inflammatory cytokines, endothelial retraction, blood brain barrier disruption and neuronal death. Thus, compounds such as Bradycor which can block these bradykinin mediated effects may potentially be efficacious in ameliorating the inflammatory aspects of TBI.

     Until mid-1995, Cortech's work on Bradycor concentrated primarily on the treatment of sepsis, but two Phase II clinical trials, completed in 1994 and 1995, failed to provide sufficient evidence of efficacy to warrant additional development in that indication. Concurrent with the sepsis studies, Cortech also undertook a small, pilot Phase II study in patients with large focal cerebral contusions (a type of injury that represents a subset of the spectrum of TBI). In that study, Bradycor had significant beneficial effects, compared with placebo, on intracranial pressure, neurological status and the need for surgical intervention. In addition, Bradycor was well tolerated and showed no clinically significant adverse effects in these patients.

     In November 1995, Cortech entered into a worldwide product development and license agreement with SmithKline Beecham ("SB") for the development of Bradycor for the treatment of TBI and possibly stroke. Under the terms of this agreement, SB undertook a multicenter, placebo-controlled, Phase II clinical trial of Bradycor in patients with severe TBI (the "TBI Study"). Initial results of the TBI Study, which became available in March 1997, failed to demonstrate a statistically significant benefit of Bradycor on the primary endpoint of intracranial pressure. Based on these results, SB and Cortech agreed to discontinue the planned development of Bradycor. Moreover, SB, after providing Cortech with $4.0 million in funding for the development of Bradycor, terminated its agreement with Cortech.

     Notwithstanding the initial results of the TBI Study, an analysis of long-term functional outcome by the American Brain Injury Consortium, which was completed during the third quarter of 1997, showed positive trends in functional outcome for patients treated with Bradycor which were statistically significant in the most severely injured patients. In addition, patients treated with Bradycor in the TBI Study showed modest (but not statistically significant) positive trends in intracranial pressure and the requirement for other interventions to control intracranial pressure.

     During the term of the agreement between SB and Cortech, SB also conducted a number of preclinical and other early phase clinical studies to broaden the profile of Bradycor. One of SB's preclinical studies in rats yielded adverse findings which were inconsistent with the findings of Cortech's toxicology program and not supported by the safety profile observed in the clinic. These adverse findings led to the premature suspension of the TBI Study with 133 patients available for analysis rather than the 160 patients planned. However, repeat rat studies failed to duplicate the initially observed mortality or to provide an explanation for the adverse findings. Furthermore, these results when considered in the context of the entire body of preclinical and clinical data available on the compound remain anomalous.

     In the event that development efforts with respect to Bradycor are continued, there can be no assurance that Bradycor would be proven safe and efficacious in clinical trials, that the regulatory approvals necessary for its commercialization (if Bradycor is ever advanced to this stage) would be obtained or that it could be manufactured at acceptable costs and with appropriate quantity. Cortech does not intend to undertake further development of Bradycor without a collaborative partner. Although Cortech is currently seeking to secure such a partner or a purchaser of Cortech's related technology rights, there can be no assurance that Cortech will be able to establish such a collaboration or effect any transaction involving a sale of technology rights on favorable terms, if at all.

     In February 1992, Cortech entered into a series of agreements with CP-0127 Development Corporation ("CDC") that govern the development of products utilizing Bradycor.

     SECOND GENERATION BRADYKININ ANTAGONIST RESEARCH. Cortech has also developed a series of peptide bradykinin antagonists that are 100 to 1,000 times more potent than Bradycor. Compared to Bradycor, these compounds have longer durations of action IN VIVO and are expected to be less costly to manufacture. Cortech has identified a lead compound, CP-0597, which has been targeted for the treatment of acute ischemic stroke where inflammatory consequences of the injury are felt to be similar to those following traumatic injury. Acute ischemic stroke is the term applied when blood supply to the brain is acutely compromised by the obstruction of an artery. This obstruction leads to ischemia (insufficient blood flow and loss of oxygen) of the brain tissue. As a result of the ischemia, there is neuronal death, neurological impairment and death of brain tissue. The microvasculature in the brain is acutely sensitive to ischemia and reacts with endothelial swelling and changes in microvascular tone which further compromise blood supply. There is blood brain barrier disruption in the ischemic territory and an inflammatory response both at the vascular and neuronal levels.

     Results from preclinical experiments demonstrating the neuroprotective effects of CP-0597 were reported in the July 1997 issue of STROKE. These results indicate that CP-0597 may have significant therapeutic potential in the treatment of stroke. Accordingly, Cortech has continued a small highly focused research effort with that compound through contractual arrangements with academic institutions. Cortech does not, however, intend to undertake further development of CP-0597 without a collaborative partner. Although Cortech is currently seeking to secure such a partner to advance CP-0597 through remaining preclinical and clinical development and to help commercialize any drug(s) which may result or, alternatively, to sell Cortech's related technology rights, there can be no assurance that Cortech will be able to establish such a partnership or effect any transaction involving a sale of technology rights on favorable terms, if at all. Furthermore, there can be no assurance that CP-0597 would be proven safe and efficacious in clinical trials, that the regulatory approvals necessary for its commercialization (if it is ever advanced to this stage) would be obtained or that it could be manufactured at acceptable costs and with appropriate quantity.

PRODUCT DEVELOPMENT RISKS

     Cortech's compounds, with the exception of Bradycor, are in an early stage of research and development. All of the compounds in Cortech's portfolio would require extensive additional research and development prior to submission of any regulatory application for commercial use. Cortech is seeking collaborative arrangements to support any further work on its research portfolio or, alternatively, to sell Cortech's technology rights. There can be no assurance that Cortech will be able to establish such collaborative arrangements or to effect a transaction involving a sale of technology rights on acceptable terms, if at all. Even if Cortech enters into collaborative arrangements and/or receives funds for research and development, there can be no assurance that research or product development efforts would be successfully completed, that the compounds in Cortech's portfolio would be proven to be safe and efficacious in clinical trials, that required regulatory approvals for commercialization (if products are ever advanced to this stage) could be obtained, that products could be manufactured at acceptable cost and with appropriate quality or that any approved products could be successfully marketed or would be accepted by patients, health care providers and third-party payors.

PATENTS, TRADE SECRETS AND LICENSES

     Cortech believes that patents and other proprietary rights are crucial to its intellectual property portfolio. It is Cortech's policy to seek appropriate patent protection of proprietary technologies and compounds important to the development of its business. In addition to patents, Cortech relies upon trade secrets, know-how, continuing technological innovations and licensing opportunities to develop and maintain its competitive position. The value of Cortech's intellectual property will depend in part on its ability to obtain patents, maintain trade secrets and operate without infringing on the proprietary rights of others in the United States and in other countries.

     Cortech has patent protection related to the following: protease inhibitors, bradykinin antagonists and immunology (vaccines and treatments). Cortech holds seven United States patents and currently has fourteen United States patent applications pending which concern protease inhibitors. Cortech holds five United States patents, has three United States patent applications pending and has one patent application which has been allowed which concern bradykinin antagonists. In addition, Cortech holds 26 foreign patents and has 40 foreign patents pending concerning protease inhibitors and bradykinin antagonists.

     The patent positions of pharmaceutical and biopharmaceutical firms, including Cortech, are uncertain and involve complex factual questions. In addition, the coverage claimed in a patent application can be significantly reduced before or after the patent is issued. Consequently, there can be no assurance that any of Cortech's pending applications will result in the issuance of patents or, if any patents are issued, whether they will provide significant proprietary protection or will be circumvented or invalidated. Since patent applications in the United States are maintained in secrecy until patents issue and since publication of discoveries in the scientific or patent literature often lag behind actual discoveries, there can be no assurance that Cortech or any licensor was the first creator of inventions covered by pending patent applications or that Cortech or such licensor was the first to file patent applications for such inventions. Cortech is aware of a patent that has issued that contains claims which may, if valid, block Cortech from selling one or more compounds in the immunology area. There can be no assurance that Cortech's patents, if issued, would be held valid and infringed by a court of competent jurisdiction. An adverse outcome with regard to a third party claim could subject Cortech to significant liabilities to third parties, require disputed rights to be licensed from third parties or require Cortech to cease using such technology.

     A number of pharmaceutical and biopharmaceutical companies and research and academic institutions have filed patent applications or received patents in Cortech's fields. Some of these applications or patents may be competitive with Cortech's applications or may conflict in certain respects with claims made under Cortech's applications. Such conflict could result in a significant reduction of the coverage of Cortech's patents, if issued. In addition, if patents are issued to other companies that contain competitive or conflicting claims and such claims are ultimately determined to be valid, there can be no assurance that Cortech would be able to obtain licenses to these patents at a reasonable cost or be able to develop or obtain alternative technology.

     Cortech also seeks to protect unpatented trade secrets and improvements, unpatented know-how and continuing technological innovation. It is Cortech's policy to require its employees, consultants, members of the Board of Directors, outside scientific collaborators and sponsored researchers and other advisors to execute confidentiality agreements upon the commencement of employment or consulting relationships with Cortech. These agreements provide that all confidential information developed or made known to the individual during the course of the individual's relationship with Cortech is to be kept confidential and not disclosed to third parties except in specific circumstances. In the case of employees, the agreements provide that all inventions conceived by the individual shall be the exclusive property of Cortech. There can be no assurance, however, that these agreements will not be breached or will provide meaningful protection or adequate remedies in the event of unauthorized use of Cortech's trade secrets or disclosure of such information. Cortech also has taken appropriate physical security measures to protect its intellectual property. There can be no assurance, however, that such security measures will be adequate.

CP-0127 DEVELOPMENT CORPORATION

     In February 1992, Cortech entered into a series of agreements with CDC that govern the development of products utilizing Bradycor. The agreements grant CDC the right to utilize Bradycor in the United States, Canada and Europe for certain indications, while Cortech retained rights to Bradycor in other parts of the world. Cortech has the right to market, sell and license the technology licensed to CDC or to sell products derived therefrom and is subject to a royalty obligation in favor of CDC. Although Cortech has continued efforts to secure a corporate partner in connection with Bradycor, Cortech is not currently engaged in active development of any compounds covered by the agreements with CDC. Kenneth R. Lynn, Chairman of the Cortech Board and Chief Executive Officer of Cortech, and Bert Fingerhut, a member of the Cortech Board, serve as two of the three members of the Board of Directors of CDC.


MARKETING STRATEGY

     In the event that any of Cortech's compounds were to be approved for marketing, this would be accomplished primarily through arrangements with other pharmaceutical or biotechnology companies. Comprehensive sales and technical support services would be necessary to market Cortech's products, and Cortech does not anticipate establishing significant capabilities in these areas in the foreseeable future. To the extent Cortech enters into co-marketing, co-promotion or similar arrangements, any revenues received by Cortech will be dependent on the efforts of third parties, and there can be no assurance that such efforts will be successful. Sales of any products for which Cortech obtains regulatory approval will be dependent in part on the availability of reimbursements to the consumer from third-party payors, such as government and private insurance programs.


MANUFACTURING

     The manufacture of sufficient quantities of new drugs can be an expensive, time-consuming and complex process and may require the use of materials with limited availability or require dependence on sole-source suppliers. In the event that any of Cortech's compounds reach the stage of development involving manufacturing, Cortech will be reliant upon third parties or its corporate partners for the manufacture of compounds. There can be no assurance that such third-party arrangements can be established on a timely or commercially reasonable basis, if at all. Where such arrangements are established, Cortech will depend on such third parties to perform their obligations effectively and on a timely basis. There can be no assurance that such parties will perform acceptably and any failures by third parties may delay clinical trial development or the submission of products for regulatory approval, impair Cortech's ability to deliver products on a timely basis, or otherwise impair Cortech's competitive position, which could have a material adverse effect on Cortech's business, financial condition and results of operations. If Cortech does not find a suitable manufacturing partner or contractor, it may be required to incur substantial financial obligations to construct or acquire manufacturing facilities.

COMPETITION

     The pharmaceutical and biopharmaceutical industries are engaged in intense competition involving multiple technologies and strategies for compound identification and development. Many companies are focused on research in the same areas as Cortech. Cortech's most significant competitors are fully integrated pharmaceutical companies and more-established biotechnology companies. Smaller companies may also prove to be significant competitors, particularly through collaborative arrangements with large pharmaceutical companies. In addition, Cortech faces competition from academic institutions, governmental agencies, and other public and private research organizations that conduct research, seek patent protection, and establish collaborative arrangements for product and clinical development and marketing. Furthermore, these companies and institutions compete with Cortech in recruiting and retaining highly qualified scientific and management personnel.

     Many of Cortech's competitors have substantially greater financial, technical and human resources than Cortech and have significant products approved or in development. In addition, many of these competitors have significantly greater experience than Cortech in undertaking preclinical testing and human clinical trials of new pharmaceutical products and obtaining FDA approval for products. Furthermore, if Cortech is permitted to commence commercial sales of products, it will also be competing with respect to manufacturing efficiency and marketing capabilities.

     Any of Cortech's products that successfully gain regulatory approval must then compete for market acceptance and market share. For certain of Cortech's potential products, an important competitive factor will be the timing of market introduction. Accordingly, Cortech expects that important competitive factors will be the relative speed with which companies can develop products, complete the clinical testing and approval processes and supply commercial quantities of the product to the market. With respect to clinical testing, competition may delay progress by limiting the number of clinical investigators and patients available to test Cortech's potential products.

     HNE inhibitors have been the target of research and development efforts by a number of large pharmaceutical companies. While no company has succeeded in developing a small molecular weight HNE inhibitor to the point of filing an application for marketing approval, there can be no assurance that any of these programs will not achieve success in the future. In addition, alternative approaches to the use of HNE inhibitors are being developed.

     At least four other companies have developed bradykinin antagonists and may be engaged in product development activities. Numerous companies are developing alternative strategies to treat inflammation and have a number of product candidates in preclinical and clinical development. Any of these approaches could compete with Cortech's HNE inhibitor programs.

GOVERNMENT REGULATION

     The FDA is the primary agency regulating the research, development, manufacture, sale and marketing of drugs in the United States From the time at which a promising compound is identified, regulations dictate its development, approval, marketing and sale. Product development and approval within this regulatory framework takes a number of years and involves the expenditure of substantial resources. Many products that initially appear promising are never approved because they do not meet the safety and efficacy requirements of the FDA. Regulatory requirements may change at any stage of Cortech's product development and may affect approval, delay an application, or require additional expenditures by Cortech. If approval is obtained, failure to comply with ongoing regulatory requirements, or new information that negatively impacts the safety or effectiveness of the approved drug, could cause the FDA to withdraw approval to market the product.

     The time period between when a promising new compound is identified and when human testing is initiated is generally referred to as the preclinical development period. A series of pharmacologic studies are also performed during preclinical development to identify the essential characteristics of the compound's behavior. In addition, both IN VITRO and IN VIVO animal toxicity studies are required to characterize the toxicity profile of the compound. Preclinical studies are regulated by the FDA under a series of regulations called GLP regulations. Violations of these regulations can, in some cases, lead to invalidation of the studies, requiring those studies to be repeated. During this time, a manufacturing process which is capable of producing the compound in an adequately pure and well characterized form for human use is developed. Production of compounds for use in humans is governed by a series of FDA regulations known as GMP regulations, which regulate all aspects of the manufacturing process.

     The entire body of preclinical development work is summarized in a submission to the FDA called a Notice of Claimed Exemption for an IND. FDA regulations allow human clinical trials to begin 30 days following the submission of the IND, unless the FDA requests additional information, clarification or additional time to review the IND. There is no assurance that the submission of an IND will allow a company to commence clinical trials. Once trials have started, the company or the FDA may decide to stop the trials because of concerns about the safety of the product or the adequacy of the trial design. Such action can substantially delay individual trials, as well as the entire development program for that compound and, in some cases, may require abandonment of a product.

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

     When a drug is being developed for a condition that is life- or organ-threatening, or for which there is no alternative therapy, the FDA may, in certain cases, grant an accelerated approval process. However, there is no assurance any of Cortech's products would be eligible for this accelerated approval process.

     Once adequate data have been obtained in clinical testing to demonstrate that the compound is both safe and effective for the intended use, all of the data available is submitted to the FDA in an NDA. The FDA reviews this application and, once it decides that adequate data are available which show that the new compound is both safe and effective, approves the drug for marketing. The approval process may take several years and is a function of a number of variables including the quality of the submission and data presented, the potential contribution that the compound will make in improving the treatment of the disease in question, and the extent of agreement between the sponsor and the FDA on the product labeling. There can be no assurance that any new drug will successfully proceed through this approval process or that it will be approved in any specific period of time.

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

     To market its products abroad, Cortech also must satisfy regulatory requirements implemented by foreign regulatory authorities. The foreign regulatory approval process includes all of the risks associated with FDA approval set forth above, and may introduce additional requirements or risks. There is no assurance that a foreign regulatory body will accept the data developed by Cortech for any of its products. Approval by the FDA does not ensure approval in other countries, nor does approval by any other country ensure approval decisions by FDA.

     In Europe, human pharmaceutical products are subject to extensive regulation of the testing, manufacture, safety, efficacy, labeling, storage, record keeping, advertising and promotion of human pharmaceutical products. Effective in January 1995, the European Union enacted new regulations providing for a centralized licensing procedure, which is mandatory for certain kinds of products, and a decentralized (country by country) procedure for all other products. A license granted under the centralized procedure authorizes marketing of the product in all of the member states of the European Union. Under the decentralized procedure, a license granted in one member state can be extended to additional member states pursuant to a simplified application process. The assessment of products filed under the centralized procedure is coordinated by the EMEA.

     In addition to regulations enforced by the FDA, Cortech is also subject to regulation under the Occupational Safety and Health Act, the Environmental Protection Act, the Toxic Substances Control Act, the Resource Conservation and Recovery Act, regulations promulgated by the United States Department of Agriculture, and other related federal, state or local regulations. Cortech's research and development involves the controlled use of hazardous materials, chemicals, viruses and various radioactive compounds. Although Cortech believes that its safety procedures for handling and disposing of such materials comply with the standards prescribed by state and federal regulations, the risk of accidental contamination or injury from these materials cannot be completely eliminated. In the event of such an accident, Cortech could be held liable for any damages that result and any such liability could exceed the resources of Cortech.


THIRD-PARTY REIMBURSEMENT

     The business and financial condition of pharmaceutical and biotechnology companies will continue to be affected by the efforts of government and third-party payors to contain or reduce the cost of health care through various means. For example, in certain foreign markets pricing or profitability of prescription pharmaceuticals is subject to government control. In particular, individual pricing negotiations are often required in each country of the European Union, even if approval to market the drug under the EMEA's centralized procedure is obtained. In the United States, there have been, and Cortech expects that there will continue to be, a number of federal and state proposals to implement similar government control. In addition, an increasing emphasis on managed care in the United States has increased and will likely continue to increase the pressure on pharmaceutical pricing. While Cortech cannot predict whether any such legislative or regulatory proposals will be adopted or the effect such proposals or managed care efforts may have on its business, the announcement or adoption of such proposals or efforts could have a material adverse effect on Cortech's business, financial condition and results of operations. Further, to the extent that such proposals or efforts have a material adverse effect on other pharmaceutical companies that are prospective corporate partners for Cortech, Cortech's ability to establish and maintain strategic alliances may be adversely affected. In addition, in both the United States and elsewhere, sales of prescription pharmaceuticals are dependent in part on the availability of reimbursement to the consumer from third-party payors, such as government and private insurance plans that mandate predetermined discounts from list prices. In addition, third-party payors are increasingly challenging the prices charged for medical products and services. If Cortech succeeds in bringing one or more products to the market, there can be no assurance that these products will be considered cost effective and reimbursement to the consumer will be available or will be sufficient to allow Cortech to sell its products on a competitive basis.

HUMAN RESOURCES

     At its peak in July 1994, Cortech employed 206 full-time, regular employees. Over the past three-and-one-half years, Cortech has implemented a series of reductions in force which reduced the number of full-time, regular employees to 13 as of February 27, 1998. These employees are primarily engaged in management, business development and administrative efforts including the archiving of records, decommissioning of laboratories and liquidation of non-cash tangible assets.

ITEM 2.  PROPERTIES.

     As of February 27, 1998, the Company occupied approximately 50,000 square feet of leased laboratory, warehouse and administrative space in Denver, Colorado. These leases expire on these facilities over the period from May 1998 to May 1999 and are renewable for up to an additional two years. The Company is currently in discussions with several parties regarding the sale of its leasehold improvements and is seeking to vacate the premises. In addition, BioStar may have an interest in occupying some of the space leased by the Company.

ITEM 3.  LEGAL PROCEEDINGS.

     On February 27, 1998, a complaint was filed in the New Castle County, Delaware Court of Chancery naming the Company, the Company's directors and BioStar as defendants. The complaint, filed by a stockholder of the Company, claims to be on behalf of a class of all stockholders of the Company and contends that the directors of the Company breached their fiduciary duties to the Company's stockholders when they unanimously approved the proposed combination with BioStar (the "Merger"). Specifically, the complaint alleges that the Company's directors have (i) material conflicts of interest in connection with the Merger (ii) put their own interests ahead of the interests of the Company's stockholders when they approved the Merger and
(iii) failed to take all necessary and appropriate steps to maximize stockholder value in their consideration of strategic alternatives and approval of the Merger. The complaint further contends that BioStar aided and abetted the Company's directors in committing these alleged breaches.
The complaint seeks to enjoin the Merger as well as the operation of the Company's stockholder rights plan and seeks an order rescinding the Merger upon its consummation as well as compensatory damages and costs.

     The Company believes that the claims are without merit and intends to vigorously defend against this lawsuit. Although there can be no assurances in this regard, the Company believes that the suit will have no material adverse effect on the Company.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     There were no matters submitted to a vote of security holders during the fourth quarter of the fiscal year ended December 31, 1997.

                                    PART II


ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER
MATTERS.

     Since November 24, 1992, Cortech Common Stock has been quoted on the Nasdaq National Market under the symbol "CRTQ." The following table sets forth, for the quarters indicated, the reported high and low closing sales prices of Cortech Common Stock as reported on the Nasdaq National Market.

                                                       HIGH       LOW
                                                       ----       ---
1996
     First Quarter . . . . . . . . . . . . . . . .     3.688     2.188
     Second Quarter. . . . . . . . . . . . . . . .     3.438     2.688
     Third Quarter . . . . . . . . . . . . . . . .     3.188     2.125
     Fourth Quarter. . . . . . . . . . . . . . . .     2.500     1.375

1997
     First Quarter . . . . . . . . . . . . . . . .     2.000     0.844
     Second Quarter. . . . . . . . . . . . . . . .     0.938     0.594
     Third Quarter . . . . . . . . . . . . . . . .     0.813     0.500
     Fourth Quarter. . . . . . . . . . . . . . . .     0.844     0.531

1998
     First Quarter (through March 27, 1998). . . .     0.688     0.375


     As of February 27, 1998, there were 563 holders of record of the Company's Common Stock. On March 27, 1998, the last sale price reported on the Nasdaq National Market for the Company's Common Stock was $0.594.

     The Company has not paid any cash dividends on its capital stock since its inception and does not intend to pay any cash dividends in the foreseeable future. The Company currently intends to retain any future earnings to finance the growth and development of its business.

POTENTIAL LOSS OF NASDAQ NATIONAL MARKET LISTING; LOW STOCK PRICE

     Trading in the Company's Common Stock is presently quoted on the Nasdaq National Market. The Company has received a letter from The Nasdaq Stock Market, Inc. stating that its Common Stock is not in compliance with the recently modified NASD Marketplace Rules which now require a $1.00 minimum per share bid price. If the per share bid price for the Company's Common Stock does not rise to at least $1.00 for ten consecutive trading days by May 28, 1998, The Nasdaq Stock Market, Inc. will issue a delisting letter to the Company. At such time, the Company's Common Stock would be delisted from the Nasdaq National Market unless the Company requests a review of the pending delisting (which review will temporarily stay any delisting) and The Nasdaq Stock Market, Inc. elects to reverse its decision.

     The Company's management and Board of Directors believe that the proposed combination with BioStar and a reverse split of the Company's Common Stock (the "Reverse Split") which is being proposed for stockholder approval at a special meeting of stockholders to be called in connection with such combination (the "Special Meeting") would bring the Company into compliance with the $1.00 minimum per share bid price requirement. In the event that the Reverse Split is not implemented following the Special Meeting (e.g., because it is not approved at the Special Meeting), the Company would propose a reverse stock split of its Common Stock for approval at an Annual Meeting of the Company's Stockholders to be held as soon as reasonably practicable following the Special Meeting. There can be no assurances that the Company will be able to maintain its Nasdaq National Market listing

(whether as a result of failure to meet the minimum bid price requirement or other requirements imposed by the Nasdaq National Market).

     The effects of delisting would include limited release of the market prices of Cortech Common Stock and limited news coverage of Cortech. Delisting may restrict investors' interest in Cortech Common Stock and have a material adverse effect on the trading market and prices for such Common Stock as well as Cortech's ability to issue additional securities or to secure additional financing. In addition to the risk of volatility of stock price and possible delisting, stocks with the low per share prices are subject to additional federal and state regulatory requirements and the potential loss of effective trading markets. In particular, if Cortech Common Stock were delisted from trading on the Nasdaq National Market, Cortech Common Stock could be subject to Rule 15g-9 under the Securities Exchange Act of 1934, as amended, which, among other things, requires that broker/dealers satisfy special sales practice requirements, including making individualized written suitability determinations and receiving any purchaser's written consent prior to any transaction in such stock. If Cortech Common Stock was deemed to be a "penny stock" under the Securities Enforcement and Penny Stock Reform Act of 1990, additional disclosure would be required in connection with trades in Cortech Common Stock, including the delivery of a disclosure schedule explaining the nature and risks of the penny stock market. Such requirements could severely limit the liquidity of an investment in Cortech Common Stock.

ITEM 6.  SELECTED FINANCIAL DATA.

     The following selected financial data at and for each of the five fiscal years in the period ended December 31, 1997 have been derived from the Company's audited financial statements. Such statements have been audited by Arthur Andersen LLP, independent public accountants, as set forth in their report covering the three years ended December 31, 1997, 1996 and 1995, included elsewhere herein. The data set forth below should be read in conjunction with the financial statements and notes thereto included elsewhere in this document and also with Item 7 ("Management's Discussion and Analysis of Financial Condition and Results of Operations"). No dividends were declared or paid for any periods presented.


                                                                         YEARS ENDED DECEMBER 31,
                                                   -----------------------------------------------------------
                                                      1993        1994         1995        1996         1997
                                                   ---------   ---------    ---------   ---------    ---------
                                                                  (IN THOUSANDS, EXCEPT PER SHARE DATA)
STATEMENT OF OPERATIONS DATA:
Revenues:
  Sponsored research and development
     revenues. . . . . . . . . . . . . . . .        $  3,472    $  1,470     $  4,140    $  7,422    $ 3,451
  Technology license revenue . . . . . . . .             --          --         1,000         --         --
                                                    --------    --------     --------    --------    -------
     Total revenues. . . . . . . . . . . . .           3,472       1,470        5,140       7,422      3,451

Expenses:
  Research and development . . . . . . . . .          15,462      25,016       18,551      11,339      7,552
  General and administrative . . . . . . . .           3,442       4,943        4,695       3,614      3,616
                                                    --------    --------     --------    --------    -------
     Total expenses. . . . . . . . . . . . .          18,904      29,959       23,246      14,953     11,168
                                                    --------    --------     --------    --------    -------
     Operating loss. . . . . . . . . . . . .         (15,432)    (28,489)     (18,106)     (7,531)    (7,717)

Interest income. . . . . . . . . . . . . . .           1,249       1,751        1,685       1,192        939
                                                    --------    --------     --------    --------    -------
Net loss . . . . . . . . . . . . . . . . . .        $(14,183)   $(26,738)    $(16,421)   $ (6,339)   $(6,778)
                                                    --------    --------     --------    --------    -------
                                                    --------    --------     --------    --------    -------
Basic net loss per share (1) . . . . . . . .        $  (0.95)   $  (1.52)    $  (0.92)   $  (0.35)   $ (0.37)
                                                    --------    --------     --------    --------    -------
                                                    --------    --------     --------    --------    -------
Weighted average common shares
  outstanding(1) . . . . . . . . . . . . . .          14,874      17,560       17,754      18,225     18,522
                                                    --------    --------     --------    --------    -------
                                                    --------    --------     --------    --------    -------
BALANCE SHEET DATA:
Cash, cash equivalents and short-term
  investments. . . . . . . . . . . . . . . .        $ 62,574    $ 36,268     $ 23,147    $ 20,978    $15,403
Working capital. . . . . . . . . . . . . . .          60,453      34,192       21,891      18,465     14,649
Total assets . . . . . . . . . . . . . . .            68,763      45,553       28,643      25,483     16,445
Accumulated deficit. . . . . . . . . . . . .         (28,363)    (55,101)     (71,522)    (77,860)   (84,639)
Stockholders' equity . . . . . . . . . . . .          66,354      43,073       26,977      22,125     15,383

---------------------
(1) See Note 2 of Notes to Financial Statements for information concerning the computation of net loss per share.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

     THE FOLLOWING DISCUSSION AND ANALYSIS SHOULD BE READ IN CONJUNCTION WITH CORTECH'S FINANCIAL STATEMENTS AND NOTES THERETO INCLUDED ELSEWHERE IN THIS FORM 10-K. WHEN USED IN THIS DISCUSSION, THE WORD "EXPECTS" AND SIMILAR EXPRESSIONS ARE INTENDED TO IDENTIFY FORWARD-LOOKING STATEMENTS. SUCH STATEMENTS ARE SUBJECT TO RISKS AND UNCERTAINTIES THAT COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE PROJECTED. SUCH RISKS AND UNCERTAINTIES INCLUDE, BUT ARE NOT LIMITED TO, THE RISKS DISCUSSED BELOW, THE RISKS DISCUSSED IN THE SECTIONS OF THIS FORM 10-K ENTITLED "RISK FACTORS" AND "BUSINESS" AND THE RISKS DISCUSSED ELSEWHERE IN THIS FORM 10-K.

GENERAL

     Cortech (the "Company") is a biopharmaceutical company whose principal focus has been the discovery and development of novel therapeutics for the treatment of inflammatory disorders. Specifically, Cortech has directed its research and development efforts principally toward protease inhibitors and bradykinin antagonists. These efforts have produced certain intellectual property rights. See "Item 1 -- Business -- Cortech's Work with Protease Inhibitors" and "--Cortech's Work with Bradykinin Antagonists."

     In response to disappointing test results and its loss of collaborative partner support, Cortech has implemented a series of reductions in force over the past three-and-one-half years which has reduced the number of full time, regular employees from more than 200 to fewer than 15 and effectively discontinued all internal efforts to advance its research and development activities. In addition, Cortech is currently decommissioning its laboratories, has sold most of its scientific and technical equipment and, unless the Merger (see discussion below) is implemented and BioStar opts to retain such assets, plans to sell most of its office furniture and equipment and, where possible, its leasehold improvements.

     As a result of these actions, Cortech no longer has the staff or operative facilities required to recommence internal research and development activities. Cortech has retained a core group of professionals who, among other things, are actively engaged in ongoing efforts to realize appropriate value from Cortech's tangible and intangible assets. It is uncertain, however, whether Cortech will be able to retain employees with sufficient knowledge and experience to realize appropriate value from Cortech's intangible assets. In light of the above, Cortech's management has focused on evaluating various strategic alternatives. As a result, the Company entered into the Reorganization Agreement with BioStar on December 22, 1997.

     BioStar develops, manufactures and markets point-of-care diagnostic tests using its proprietary, highly sensitive, thin film technologies. BioStar's current products employ its Optical Immuno Assay (OIA-Registered Trademark-) technology, a thin film, platform technology developed for the rapid detection of a variety of medical conditions. Pursuant to the Reorganization Agreement, the Company would issue up to 28,500,000 shares of its common stock ("Common Stock") to BioStar's stockholders in exchange for all of the issued and outstanding capital stock of BioStar, and a wholly owned subsidiary of the Company would merge with and into BioStar (the "Merger"), making BioStar a wholly owned subsidiary of the Company. The Company anticipates that the Merger, which is subject to the approval of the Company's and BioStar's stockholders as well as certain other conditions, would be completed in the second quarter of 1998. In connection with the Merger, the Company filed a Registration Statement on Form S-4 (which includes a Joint Proxy Statement/Prospectus) with the Securities and Exchange Commission on February 17, 1998 (File No. 333-46445).

RESULTS OF OPERATIONS

YEARS ENDED DECEMBER 31, 1997 AND 1996:

     REVENUES: Revenues from sponsored research and development decreased from $7.4 million in 1996 to $3.5 million in 1997. The decrease in revenues for 1997 resulted primarily from the termination of Cortech's collaborative agreements.

     Cortech received $1.5 million from Ono Pharmaceutical Co. Ltd. ("Ono") for work performed in 1997 under a contract to develop an oral elastase inhibitor (the "Ono Agreement"). Pursuant to the Ono Agreement, Cortech had received an additional $1.3 million in 1996 which was recorded as revenue in 1997 (as a result of work performed in 1997 by Cortech). Under the terms of the Ono Agreement, as amended in 1997, Ono has assumed all responsibilities for research activities being conducted during the final six months of the collaborative project (terminating on March 14, 1998). As a result, Ono is not required to pay Cortech the last scheduled $1.5 million in research funding previously provided for under the Ono Agreement to offset certain costs that Cortech would otherwise have incurred. Cortech expects no further payments from Ono under the Ono Agreement.

     RESEARCH AND DEVELOPMENT: Research and development expenses decreased from $11.3 million in 1996 to $7.6 million in 1997. The decrease is due primarily to reductions in force implemented in 1997 (which included restructuring charges recorded of $1.4 million), and the winding down, and substantial discontinuation in late 1997, of Cortech's research and development activities.

     GENERAL AND ADMINISTRATIVE: General and administrative expenses were $3.6 million in 1996 and 1997. Cortech's general and administrative expenses in 1997 included $349,000 of restructuring charges and $340,000 of professional fees related to the Merger. Substantially all of Cortech's remaining employees' payroll costs are classified as general and administrative expenses.

     NET LOSS: Cortech's net loss for 1997 increased to $6.8 million from $6.3 million in 1996. The increase was due principally to decreased revenues and the restructuring charges noted above.

YEARS ENDED DECEMBER 31, 1996 AND 1995:

     REVENUES: Revenues from sponsored research and development increased from $5.1 million in 1995 to $7.4 million in 1996. The increase in revenues for 1996 resulted primarily from milestone payments made by SmithKline Beecham ("SB"), of which $2.6 million was recorded as revenue, and a $1.5 million payment received from Ono under the Ono Agreement, of which $750,000 was recorded as revenue.

     From 1987 until December 1996, Hoechst Marion Roussel, Inc. ("HMRI") funded Cortech's development of CE-1037. During 1996, Cortech received payments of $1.1 million from HMRI. However, HMRI terminated its arrangements with Cortech in December 1996.

     RESEARCH AND DEVELOPMENT: Expenses for research and development decreased from $18.6 million in 1995 to $11.3 million in 1996. This decrease was due primarily to reductions in force initiated in 1995.

     GENERAL AND ADMINISTRATIVE: General and administrative expenses decreased from $4.7 million in 1995 to $3.6 million in 1996. This decline resulted from decreases in staffing, office space and business activity.

     NET LOSS: The net loss for 1996 decreased to $6.3 million from $16.4 million in 1995. This decrease was due principally to decreased expenses and increased revenues noted above.

LIQUIDITY AND CAPITAL RESOURCES

     At December 31, 1997, Cortech had cash, cash equivalents and short-term investments totaling $15.4 million compared to $21.0 million at December 31, 1996. Cortech's net cash used in operating activities (including purchases of property, plant and equipment) totaled $6.5 million, $3.1 million and $13.3 million in 1997, 1996 and 1995, respectively. The increase in net cash used from 1996 to 1997 reflects the reduction in, and eventual complete loss of, Cortech's funded research and development collaborations as well as the payment of costs relating to reductions in force which were accrued in 1997. Cortech's expenditures, net of depreciation and non-cash charges, decreased from $13.1 million in 1996 to $9.6 million in 1997. This decrease reflects the winding down, and substantial discontinuation in late 1997, of Cortech's research and development activities as well as other effects of the reductions in force implemented in 1997.

     In November 1997, Cortech sold most of its scientific and technical equipment for approximately $800,000. In January 1998, Cortech sold certain leasehold improvements for $150,000 in cash and a note receivable of $125,000 payable in July 1998. There can be no assurances that any of Cortech's remaining assets can be sold for book value, if at all.

     In the absence of the Merger, Cortech presently expects to receive no revenues from sponsored research and development arrangements in 1998 (or future years).

     From its inception through December 31, 1997, Cortech raised cash totaling $97.1 million from the sale of equity securities, including $33.6 million in net proceeds from its November 1992 initial public offering and $37.7 million in net proceeds from its October 1993 follow-on public offering.

     Cortech has experienced net losses and negative cash flows from operations each year since inception and has incurred an accumulated deficit of $84.6 million through December 31, 1997.

     Were Cortech to maintain current levels of staffing (and in the absence of a strategic transaction such as the Merger), during 1998 Cortech estimates that it would incur approximately $3.2 million in general and administrative expenses, research and development salaries and overhead. Cortech expects to incur costs in 1998 relating to the proposed Merger of approximately $500,000. In addition, costs relating to the proposed Merger of $240,000 and reduction in force costs of $184,000 will be paid in 1998 but were accrued in 1997. Although reductions in staff from current levels would decrease ordinary salary expenses in 1998 from current levels, such reductions would result in additional severance benefits (aggregating to approximately $1.3 million assuming full payment of severance benefits to all current officers and employees). During 1998, Cortech expects to receive approximately $1.0 million from interest income and the sale of assets. However, there can be no assurances that Cortech will receive such amounts. There can also be no assurances that Cortech will not be required to incur additional expenses.

OTHER MATTERS

     NET OPERATING LOSS CARRY FORWARDS AND TAX CREDITS: As of December 31, 1997, Cortech had approximately $77.2 million of net operating loss carry forwards for income tax purposes, $74.3 million of which expire from 2005 through 2012. In addition, Cortech has approximately $2.9 million of research and development tax credits available to offset future federal income tax, subject to limitations for alternative minimum tax, $2.7 million of which expire from 2005 to 2012. Cortech's use of operating loss carry forwards and tax credits is subject to limitations imposed by the Internal Revenue Code. Due to such limitations (particularly insofar as they relate to events such as the Merger), Cortech believes that the Merger, if implemented, may result in further, material limitations on Cortech's use of its operating loss carry forwards and tax credits.

     IMPACT OF YEAR 2000: The year 2000 will impact computer programs written using two digits rather than four to define the applicable year. Any programs with time-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in system failure or miscalculations causing disruptions of operation, including a temporary inability to process transactions, send invoices or engage in other ordinary activities. This problem largely affects software programs written years ago, before the issue came to prominence. Insofar as Cortech has effectively discontinued all internal efforts to advance its research and development activities, Cortech does not believe that it has significant risk associated with the year 2000 problem.

RISK FACTORS

     THE COMPANY WISHES TO CAUTION READERS THAT THE FOLLOWING IMPORTANT FACTORS, AMONG OTHERS (INCLUDING THOSE NOTED ELSEWHERE IN THIS ANNUAL REPORT ON FORM 10-K), IN SOME CASES HAVE AFFECTED, AND IN THE FUTURE COULD AFFECT, THE COMPANY'S ACTUAL RESULTS AND COULD CAUSE THE COMPANY'S ACTUAL RESULTS FOR FUTURE PERIODS TO DIFFER MATERIALLY FROM THOSE EXPRESSED IN ANY FORWARD-LOOKING STATEMENTS MADE BY, OR ON BEHALF OF, THE COMPANY.

HISTORY OF OPERATING LOSSES; NO ASSURANCE OF FUTURE PROFITABILITY

     The Company has incurred operating losses in each year since its date of inception. For the fiscal year ended December 31, 1997, the Company had a net loss of $6.8 million and through such date has an accumulated deficit of $84.6 million. The Company's losses have resulted principally from costs incurred in research and development and from general and administrative costs associated with its operations. The Company's costs have exceeded its revenues, which have come from research and development funding and interest income from investment of excess cash. It is anticipated that the Company will continue to incur operating losses as a result of its expenses for general and administrative matters and limited research and product development.

NO ASSURANCE OF SUCCESSFUL OR TIMELY DEVELOPMENT OF THERAPEUTIC PRODUCTS

     The Company's therapeutic compounds are at an early stage of development and will require significant additional research, development and preclinical and clinical testing prior to submission of any regulatory application for commercial use. Accordingly, the Company's current business must be evaluated in light of the uncertainties and complications present in a development stage biopharmaceutical company.

     Due to the high costs associated with the research and development of its technology, the Company is currently seeking either to sell its rights to its technology or to obtain financing from a corporate partner for further development of such technology. The Company does not intend to undertake further development of the Company's technology without a collaborative partner. Presently, there are no agreements, understandings or active, substantive negotiations between the Company and any third party to purchase any of the Company's technology rights or fund further development of such technology. There can be no assurance that the Company will be able to effect any transaction involving a sale of technology rights or establish such a collaboration on favorable terms, if at all.

     Even if a collaborative partner is found to fund the Company's research and development activities with respect to potential therapeutic products, there can be no assurance that such activities will be successfully completed, that the compounds under development will prove safe and effective in clinical trials, that required regulatory approvals will be obtained, that products will be manufactured at an acceptable cost and with appropriate quantity and quality or that any approved products can be successfully marketed or will be accepted by patients, health care providers and third party payors.

DEPENDENCE ON COLLABORATIVE RELATIONSHIPS AND THIRD PARTIES FOR THERAPEUTIC PRODUCT COMMERCIALIZATION

     Drug discovery and development programs are capital intensive. Since management believes that raising funds in the public capital markets to use to develop therapeutic products may remain unattractive for the Company for the foreseeable future, the Company's strategy for the development, clinical testing, manufacture and commercialization of potential therapeutic products largely depends upon collaborations with corporate partners and other third parties. There can be no assurance that the Company will be able to negotiate any such collaborative arrangements on acceptable terms, if at all. To the extent that the Company is not able to establish such arrangements, it would require more capital to undertake such activities at its own expense. The Company may also encounter significant delays in introducing its products into certain markets or find that the development, manufacture and sale of its products in such markets is adversely affected by the absence or lack of success of any such collaborations. There can be no assurance that any third party collaborator will perform acceptably or that failures by such third parties would not delay clinical trials or the submission of products for regulatory approval or impair the Company's ability effectively to commercialize any therapeutic products.

UNCERTAINTIES RELATED TO THERAPEUTIC PRODUCT DEVELOPMENT AND CLINICAL TRIALS

     Before it can obtain regulatory approval for the commercial sale of any therapeutic products, the Company must demonstrate, through preclinical studies and clinical trials, that the product is safe and effective for use in each target indication. The results from preclinical studies and early clinical trials may not be predictive of results that will be obtained in large-scale testing. Indeed, the Company discontinued planned development of its lead bradykinin antagonist, Bradycor, after unsuccessful Phase II clinical trials and suspended development of a lead HNE inhibitor, CE-1037, which was also in Phase II clinical trials. There can be no assurance that the Company will conduct future clinical trials or that those trials will demonstrate the safety or efficacy of any products or will result in marketable products.

RELIANCE ON THIRD PARTIES TO MANUFACTURE THERAPEUTIC PRODUCTS

     The manufacture of sufficient quantities of new drugs can be an expensive, time-consuming and complex process, and it may require the use of materials with limited availability or require dependence on sole-source suppliers. If the manufacturing of compounds were ever required, the Company would rely on corporate partners or other third parties for manufacturing services. There can be no assurance that such third-party arrangements could be established on a timely or commercially reasonable basis, if at all. If such arrangements were established, the Company would depend on such third parties to perform their obligations effectively and on a timely basis. There can be no assurance that such parties would perform acceptably, and any failures by third parties may delay clinical trial development or the submission of therapeutic products for regulatory approval, impair the Company's ability to deliver therapeutic products on a timely basis or otherwise impair the Company's competitive position which could have a material adverse effect on the Company's business, financial condition and results of operations. If the Company could not find a suitable manufacturing partner or contractor, it might be required to incur substantial financial obligations to construct or acquire manufacturing facilities.

RELIANCE ON THIRD PARTIES TO MARKET THERAPEUTIC PRODUCTS

     In the event that any of the Company's therapeutic compounds are ever approved for marketing, the Company would rely primarily upon arrangements with other pharmaceutical or biotechnology companies to market such products. Comprehensive sales and technical support services would be necessary to market the Company's therapeutic products. The Company does not anticipate that it will establish significant capabilities in these areas in the foreseeable future, if ever. To the extent the Company enters into co-marketing, co-promotion or similar arrangements, any revenues received by the Company would be dependent on the efforts of third parties, and there can be no assurance that such efforts would be successful.

THIRD-PARTY REIMBURSEMENT

     The business and financial condition of pharmaceutical and biotechnology companies will continue to be affected by the efforts of government and third-party payors to contain or reduce the cost of health care through various means. For example, in certain foreign markets pricing or profitability of prescription pharmaceuticals is subject to government control. In particular, individual pricing negotiations are often required in each country of the European Union, even if approval to market the drug under the EMEA's centralized procedure is obtained. In the United States, there have been, and Cortech expects that there will continue to be, a number of federal and state proposals to implement similar government control. In addition, an increasing emphasis on managed care in the United States has increased and will likely continue to increase the pressure on pharmaceutical pricing. While Cortech cannot predict whether any such legislative or regulatory proposals will be adopted or the effect such proposals or managed care efforts may have on its business, the announcement or adoption of such proposals or efforts could have a material adverse effect on Cortech's business, financial condition and results of operations. Further, to the extent that such proposals or efforts have a material adverse effect on other pharmaceutical companies that are prospective corporate partners for Cortech, Cortech's ability to establish and maintain strategic alliances may be adversely affected. In addition, in both the United States and elsewhere, sales of prescription pharmaceuticals are dependent in part on the availability of reimbursement to the consumer from third-party payors, such as government and private insurance plans that mandate predetermined discounts from list prices. In addition, third-party payors are increasingly challenging the prices charged for medical products and services. If Cortech succeeds in bringing one or more products to the market, there can be no assurance that these products will be considered cost effective and reimbursement to the consumer will be available or will be sufficient to allow Cortech to sell its products on a competitive basis.

REGULATION OF THE PHARMACEUTICAL INDUSTRY

     The FDA is the primary agency regulating the research, development, manufacture, sale and marketing of drugs in the United States. From the time at which a promising compound is identified, regulations dictate its development, approval, marketing and sale. Product development and approval within this regulatory framework takes a number of years and involves the expenditure of substantial resources. Many products that initially appear promising are never approved because they do not meet the safety and efficacy requirements of the FDA. Regulatory requirements may change at any stage of the Company's product development efforts and may affect approval, delay an application or require additional expenditures by the Company. If approval is obtained, failure to comply with ongoing regulatory requirements, or new information that negatively impacts the safety or effectiveness of the approved drug, could cause the FDA to withdraw approval to market the product.

     The time period between when a promising new compound is identified and when human testing is initiated is generally referred to as the preclinical development period. A series of pharmacologic studies are also performed during preclinical development to identify the essential characteristics of the compound's behavior. In addition, both in vitro and in vivo animal toxicity studies are required to characterize the toxicity profile of the compound. Preclinical studies are regulated by the FDA under a series of regulations called the Good Laboratory Practice ("GLP") regulations. Violations of these regulations can, in some cases, lead to invalidation of the studies, requiring those studies to be repeated. During this time, a manufacturing process which is capable of producing the compound in an adequately pure and well characterized form for human use is developed. Production of compounds for use in humans is governed by a series of FDA regulations known as GMP regulations, which regulate all aspects of the manufacturing process.

     The entire body of preclinical development work is summarized in a submission to the FDA called a Notice of Claimed Exemption for Investigational New Drug ("IND"). FDA regulations allow human clinical trials to begin 30 days following the submission of the IND, unless the FDA requests additional information, clarification or additional time to review the IND. There is no assurance that the submission of an IND will allow a company to commence clinical trials. Once trials have started, the company or the FDA may decide to stop the trials because of concerns about the safety of the product or the adequacy of the trial design. Such action can substantially delay individual trials as well as the entire development program for that compound and, in some cases, may require abandonment of a product.

     Clinical testing of new compounds in humans is designed to establish both safety and efficacy in treating a specific disease or condition. These studies are usually conducted in three phases of testing. In Phase I, a small number of healthy subjects or patients with the specific condition being targeted are given the new compound to determine the pharmacokinetic and pharmacologic actions of the drug in humans, the side effects associated with increasing doses and, if possible, to gain early evidence of effectiveness. In Phase II, small numbers of patients with the targeted disease are given the compound to test its efficacy in treating the targeted disease, to determine the common short-term side effects and risks associated with the drug and to establish effective dose levels. Phase III studies are larger studies designed to confirm the compound's efficacy and safety for the targeted disease and to provide an adequate basis for physician labeling.

     When a drug is being developed for a condition that is life- or organ-threatening, or for which there is no alternative therapy, the FDA may, in certain cases, grant an accelerated approval process. However, there is no assurance any of the Company's therapeutic products would be eligible for this accelerated approval process.

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

     The FDA may, during its review of an NDA, ask for additional data and may also require postmarketing testing, including potentially expensive Phase IV studies. In addition, postmarketing surveillance to monitor the safety and effectiveness of the drug must be done by the sponsor. The FDA may in some circumstances impose additional restrictions on the use and or promotion of the drug which may be difficult and expensive to administer.

     Before marketing approval is granted, the facility in which the drug product is manufactured must be inspected by the FDA and deemed to be adequate for the manufacture, holding and distribution of drugs in compliance with GMP requirements. Manufacturers must continue to expend time, money and effort in the areas of production, quality control, labeling, advertising and promotion of drug product to ensure full compliance with GMP requirements. Failure to comply with applicable requirements can lead to FDA demands that production and shipment cease, that products be recalled or to enforcement actions that can include seizures, injunctions or criminal prosecution. Such failures or new information that negatively impact the safety and effectiveness of the drug that becomes available after approval may lead to FDA withdrawal of approval to market the product.

     There can be no assurances that any product developed by the Company would prove to be safe and efficacious in clinical trials or would meet all of the applicable regulatory requirements necessary to obtain marketing approval. Moreover, if regulatory approval of a drug is granted, such approval may entail limitations on the indicated uses for which it may be marketed. In addition, a failure to comply with applicable regulatory requirements can, among other things, result in fines, suspension of regulatory approvals, product recalls, seizure of products, operation restrictions and criminal prosecutions. In addition, a marketed drug and its manufacturer are subject to continual review and later discovery of previously unknown problems with a product or manufacturer could lead to adverse consequences, including withdrawal of the product from the market.

     To market its therapeutic products abroad, the Company also would be required to satisfy regulatory requirements implemented by foreign regulatory authorities. The foreign regulatory approval process includes all of the risks associated with FDA approval set forth above and may introduce additional requirements or risks. There can be no assurance that a foreign regulatory body would accept the data developed by the Company for any of its potential therapeutic products. Approval by the FDA does not ensure approval in other countries, nor does approval by any other country ensure approval decisions by the FDA.

     In Europe, human pharmaceutical products are subject to extensive regulation concerning testing, manufacture, safety, efficacy, labeling, storage, record keeping, advertising and promotion. Effective in January 1995, the European Union enacted new regulations providing for a centralized licensing procedure, which is mandatory for certain kinds of products, and a decentralized (country by country) procedure for all other products. A license granted under the centralized procedure authorizes marketing of the product in all of the member states of the European Union. Under the decentralized procedure, a license granted in one member state can be extended to additional member states pursuant to a simplified application process. The assessment of products filed under the centralized procedure is coordinated by the European Medicine Evaluation Agency ("EMEA").

     In addition to regulations enforced by the FDA, the Company is also subject to regulation under the Occupational Safety and Health Act, the Environmental Protection Act, the Toxic Substances Control Act, the Resource Conservation and Recovery Act, regulations promulgated by the United States Department of Agriculture, and other federal, state or local laws and regulations. The Company's research and development involves the controlled use of hazardous materials, chemicals, viruses and various radioactive compounds. Although the Company believes that its safety procedures for handling and disposing of such materials comply with the standards prescribed by state and federal regulations, the risk of accidental contamination or injury from these materials cannot be completely eliminated. In the event of such an accident, the Company could be held liable for any damages that result and any such liability could exceed the resources of the Company.

COMPETITION IN THE PHARMACEUTICAL INDUSTRY

     The drug development business which the Company has pursued in recent years faces intense competition from pharmaceutical and other biotechnology companies, academic institutions, governmental agencies and other organizations which conduct research, seek patent protection and establish collaborative arrangements for product development and marketing. Many of the competitors for such business have substantially greater financial, technical and human resources than the Company and have significant products which are in development or have been approved. Many of these competitors have significantly greater experience than the Company in undertaking preclinical testing and human clinical trials of new pharmaceutical products and obtaining FDA approval for products. In addition, if the Company ever commences commercial sales of products, it would also be competing with respect to manufacturing efficiency and marketing capabilities. Furthermore, these other companies and institutions would compete with the Company in recruiting and retaining highly qualified scientific and management personnel.

     Many companies are focused on research in the same areas that the Company has pursued in recent years. Human neutrophil elastase ("HNE") inhibitors have been the target of research and development efforts by a number of large pharmaceutical companies. While no company has succeeded in developing a small molecular weight HNE inhibitor to the point of filing an application for marketing approval, there can be no assurance that any of these programs will not achieve success in the future. Furthermore, at least four other companies have developed bradykinin antagonists and may be engaged in product development activities. Numerous companies are developing alternative strategies to treat inflammation.

     Since the Company has ceased research operations, is decommissioning its laboratory facilities and has reduced the number of full-time, regular employees from more than 200 to fewer than 15, the Company has effectively discontinued all internal efforts to advance its therapeutic research and development activities. There can be no assurance that the Company's competitors will not develop more effective or more affordable products or achieve earlier or more efficient product commercialization than the Company.

UNCERTAINTY OF PROTECTION OF PATENTS, TRADE SECRETS AND TRADEMARKS

     The Company's success will depend, in part, on its ability to obtain patents and license patent rights, to maintain trade secret protection and to operate without infringing on the proprietary rights of others. The Company holds seven United States patents and currently has 14 United States patent applications pending which concern protease inhibitors. The Company holds five United States patents and currently has 14 United States patent applications pending which concern protease inhibitors. The Company holds five United States patents, has four United States patents pending and three patent applications which have been allowed which concern bradykinin antagonists. The Company's patents expire beginning in 2008 and ending in 2015. In addition, the Company holds 26 foreign patents and has 40 foreign patents pending concerning protease inhibitors and bradykinin antagonists.

     Patent applications in the United States are maintained in secrecy until patents issue, and since publication of discoveries in the scientific or patent literature tends to lag behind actual discoveries, the Company cannot be certain that it was the first creator of inventions covered by pending patent applications or the first to file patent applications on such inventions. There can be no assurance that the Company's pending patent applications will result in issued patents or that any of its issued patents will afford meaningful protection against a competitor. In addition, patent applications filed in foreign countries are subject to laws, rules and procedures that differ from those of the United States and, thus, there can be no assurance that foreign patent applications related to United States patents will issue. Furthermore, if these patent applications issue, some foreign countries provide significantly less patent protection than the United States.

     The status of patents involves complex legal and factual questions and the breadth of claims issued is uncertain. Accordingly, there can be no assurance that patent applications filed by the Company will result in patents being issued or that the Company patents, or any patents that may be issued to the Company in the future, will afford protection against competitors with similar technology. In addition, no assurances can be given that patents issued to the Company will not be infringed upon or designed around by others, or that others will not obtain patents that the Company would need to license or design around. If existing or future patents containing broad claims are upheld by the courts, the holders of such patents could require other companies to obtain licenses. If the Company is found to be infringing third party patents, there can be no assurance that licenses that might be required for the Company's products would be available on reasonable terms, if at all. In addition, a number of pharmaceutical and biopharmaceutical companies and research and academic institutions have filed patent applications or received patents in the Company's fields. Some of these applications or patents may be competitive with the Company's applications or may conflict in certain respects with claims made under the Company's applications. Such conflict could result in a significant reduction of the coverage of the Company's patents, if issued. In addition, if patents are issued to other companies that contain competitive or conflicting claims and such claims are ultimately determined to be valid, there can be no assurance that the Company would be able to obtain licenses to these patents at a reasonable cost or be able to develop or obtain alternative technology.

     The Company could incur substantial costs in defending itself or its licensees in litigation brought by others or prosecuting infringement claims against third parties. If the outcome of any such litigation is unfavorable to the Company, the Company's business could be adversely affected. To determine the priority of inventions, the Company may have to participate in interference proceedings declared by the United States Patent Office, which could result in substantial cost to the Company and could result in an adverse decision as to the priority of the Company's inventions.

     In addition to patent protection, the Company relies on the law of unfair competition and trade secrets to protect their proprietary rights. It is the Company's policy to require its employees, consultants, members of the Board, outside scientific collaborators and sponsored researchers and other advisors to execute confidentiality agreements upon the commencement of employment or consulting relationships with the Company. These agreements provide that all confidential information developed or made known to the individual during the course of the individual's relationship with the Company, is to be kept confidential and not disclosed to third parties except in specific circumstances. In the case of employees, the agreements provide that all inventions conceived by the individual shall be the exclusive property of the Company. There can be no assurance that these agreements will not be breached or will provide meaningful protection or adequate remedies in the event of unauthorized use of the Company's trade secrets or disclosure of such information. The Company has taken appropriate physical security measures to protect its intellectual property. There can be no assurance that such security measures will be adequate. the Company has attempted and will attempt to protect trade secrets and other proprietary information through agreements with customers and suppliers, proprietary information agreements with employees and consultants and other security measures. Although the Company intends to protect its rights vigorously, there can be no assurance that these measures will be successful.

DEPENDENCE ON KEY PERSONNEL

     Because of the specialized nature of the Company's business, the ability of the Company to realize appropriate value from its tangible and intangible assets will be highly dependent upon its retention of qualified personnel. There can be no assurance that the Company will be successful in retaining such skilled personnel, who are generally in high demand by pharmaceutical and biotechnology companies, universities and other research institutions. The loss of key personnel may have a material adverse effect on the Company's business, financial condition and results of operations.

RISKS REGARDING PRODUCT LIABILITY AND INSURANCE

     The testing, manufacturing and marketing of therapeutic products entails an inherent risk of product liability claims. To date, the Company has not experienced any product liability claims, but any such claims arising in the future could have a material adverse effect on the Company's business, financial condition and results of operations. Potential product liability claims may exceed the amount of the Company's insurance coverage or may be excluded from coverage under the terms of the Company's policy.

RISKS REGARDING USE OF HAZARDOUS MATERIALS

     The Company has used a number of hazardous materials and is subject to federal, state and local laws and regulations governing the use, storage, handling and disposal of such materials and certain wastes. Although the Company believes that its procedures for handling and disposing of such materials has complied and continues to comply with the standards prescribed by state and federal regulations, there can be no assurances that the Company will not incur significant costs to comply with such laws and regulations or incur significant liability in connection with, among other things, the de-commissioning of existing laboratory space and any future on-site research and development work nor can there be any assurance that future laws or regulation will not materially or adversely affect the Company.

POTENTIAL LOSS OF NASDAQ NATIONAL MARKET LISTING; LOW STOCK PRICE

     Trading in the Company's Common Stock is presently quoted on the Nasdaq National Market. The Company has received a letter from The Nasdaq Stock Market, Inc. stating that its Common Stock is not in compliance with the recently modified NASD Marketplace Rules which now require a $1.00 minimum per share bid price. If the per share bid price for the Company's Common Stock does not rise to at least $1.00 for ten consecutive trading days by May 28, 1998, The Nasdaq Stock Market, Inc. will issue a delisting letter to the Company. At such time, the Company's Common Stock would be delisted from the Nasdaq National Market unless the Company requests a review of the pending delisting (which review will temporarily stay any delisting) and The Nasdaq Stock Market, Inc. elects to reverse its decision.

     The Company's management and Board of Directors believe that the proposed combination with BioStar and a reverse split of the Company's Common Stock (the "Reverse Split") which is being proposed for stockholder approval at a special meeting of stockholders to be called in connection with such combination (the "Special Meeting") would bring the Company into compliance with the $1.00 minimum per share bid price requirement. In the event that the Reverse Split is not implemented following the Special Meeting (e.g., because it is not approved at the Special Meeting), the Company would propose a reverse stock split of its Common Stock for approval at an Annual Meeting of the Company's Stockholders to be held as soon as reasonably practicable following the Special Meeting. There can be no assurances that the Company will be able to maintain its Nasdaq National Market listing (whether as a result of failure to meet the minimum bid price requirement or other requirements imposed by the Nasdaq National Market).

     The effects of delisting would include limited release of the market prices of Cortech Common Stock and limited news coverage of Cortech. Delisting may restrict investors' interest in Cortech Common Stock and have a material adverse effect on the trading market and prices for such Common Stock as well as Cortech's ability to issue additional securities or to secure additional financing. In addition to the risk of volatility of stock price and possible delisting, stocks with low per share prices are subject to additional federal and state regulatory requirements and the potential loss of effective trading markets. In particular, if Cortech Common Stock were delisted from trading on the Nasdaq National Market, Cortech Common Stock could be subject to Rule 15g-9 under the Securities Exchange Act of 1934, as amended, which, among other things, requires that broker/dealers satisfy special sales practice requirements, including making individualized written suitability determinations and receiving any purchaser's written consent prior to any transaction in such stock. If Cortech Common Stock was deemed to be a "penny stock" under the Securities Enforcement and Penny Stock Reform Act of 1990, additional disclosure would be required in connection with trades in Cortech Common Stock, including the delivery of a disclosure schedule explaining the nature and risks of the penny stock market. Such requirements could severely limit the liquidity of an investment in Cortech Common Stock.

INCREASE IN AUTHORIZED STOCK

     The Reverse Split will have the effect of increasing the number of authorized but unissued shares of the Company's Common Stock. This would permit the Company to use such shares in connection with strategic transactions, including acquisitions, or the Company's employee benefit plans.

NO ASSURANCE OF ACTIVE TRADING MARKET; VOLATILITY OF THE COMPANY'S STOCK PRICE

     There can be no assurance that an active trading market for the Company's Common Stock will develop or, if developed, be maintained. In addition, the market for the Company's Common Stock is expected to continue to be highly volatile. The trading price of the Company's Common Stock could be subject to wide fluctuations in response to a variety of factors, including: (i) quarterly variations in operating and financial results; (ii) announcement of the initiation or results of a significant research and development collaboration; (iii) introduction of new product offerings by the Company or its competitors; (iv) changes in the revenue and operating income and revenue and operating income growth rates for the Company; (v) changes in government regulation; and (vi) general conditions in the health care industry and the economy, as well as other events or factors. Statements or changes in opinions, ratings or earnings estimates by brokerage firms or industry analysts relating to the market in which the Company does business, or relating to the Company specifically, could result in immediate and adverse effects on the market price of the Company's Common Stock. Such adverse effects could also affect the Company and the market in which the Company might do business. In addition, the stock market has from time to time experienced extreme price and volume fluctuations which have particularly affected the market price for the securities of many companies in the health care industry and which often have been unrelated to the operating performance of these companies. These broad market fluctuations may adversely affect the market price of the Company's Common Stock. In the past, following periods of volatility in the market price of a company's stock, securities class action lawsuits have been filed against the publicly-held company. There can be no assurance that such litigation will not occur in the future with respect to the Company. Such litigation could result in substantial costs and a diversion of management's attention and resources, which could have a material adverse effect on the Company's business and results of operations. Any adverse determination in such litigation could also subject the Company to significant liabilities.

ANTI-TAKEOVER EFFECT OF DELAWARE LAW AND CERTAIN CHARTER PROVISIONS

     The Company's Board of Directors has the authority to issue up to 2,000,000 shares of preferred stock and to fix the price, rights, preferences, privileges and restrictions, including voting rights, of those shares without any further vote or action by stockholders. In addition, the Company's Board of Directors has adopted a stockholder rights plan (the "Rights Plan") pursuant to which the Company's Board of Directors declared a dividend of one preferred share purchase right (a "Right") for each then outstanding share of the Company Common Stock. When a person or group of affiliated persons (the "Acquiror") acquires 15% or more of the Company's outstanding Common Stock, the holder of each Right (excluding the Acquiror) may exercise it and acquire a certain number of shares of the Company's Common Stock at a below market price.

     The rights of the holders of the Company's Common Stock are subject to and may be adversely affected by the rights of the holders of any preferred stock that may be issued in the future. The issuance of preferred stock, while providing desirable flexibility in connection with possible acquisitions and other corporate purposes, may have the effect of delaying, deferring or preventing a change in control of the Company, may discourage bids for the Company's Common Stock at a premium over the market price of such Common Stock and may adversely affect the market price of and the voting and other rights of the holders of the Company's Common Stock. In addition, certain provisions of the Company's Certificate of Incorporation, the Company's Bylaws and Delaware law applicable to the Company could have the effect of discouraging certain attempts to acquire the Company which could deprive the Company's stockholders of opportunities to sell their shares at prices higher than prevailing market prices.

ABSENCE OF DIVIDENDS

     The Company has never declared or paid dividends on its capital stock. The Company does not anticipate paying any dividends in the foreseeable future. The Company intends to retain its earnings, if any, for the development of the business.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION

     Certain statements contained in this Form 10-K, such as those concerning the Company's business strategy, products and revenues, capital requirements, governmental regulation and other statements regarding matters that are not historical facts, are forward-looking statements (as such term is defined in the Securities Act of 1933, as amended). Because such forward-looking statements include risks and uncertainties, actual results may differ materially from those expressed in or implied by such forward-looking statements. Factors that could cause actual results to differ materially include, but are not limited to, those discussed herein under this Item 7 ("Risk Factors" and "Management's Discussion and Analysis of Financial Condition and Results of Operations"), Item 1 ("Business"), Item 3 ("Legal Proceedings") and elsewhere in this Annual Report on Form 10-K. The Company undertakes no obligation to publicly release the results of any revision of those forward-looking statements that may be made to reflect events and circumstances after the date hereof or to reflect the occurrence of unanticipated events.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

     The financial statements required by this item are set forth beginning at page F-1 of this report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     None.

                                       PART III


ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

(a)  IDENTIFICATION OF DIRECTORS.

     The required information concerning Directors of the Company is as follows:

     DONALD KENNEDY, PH.D., age 66, has been a director of the Company since July 1993 and is a member of the Nominating and Compensation Committees. He has served on Stanford University's faculty since 1960 and has been President Emeritus and Bing Professor of Environmental Studies since 1992. He served as President of Stanford University from 1980 to 1992. Dr. Kennedy received his Ph.D. in biology from Harvard University. From 1976 to 1977, he was senior consultant to the Office of Science and Technology Policy in the Ford White House, and he served for two and one-half years as Commissioner of the FDA during the Carter presidency.

     KENNETH R. LYNN, age 44, has been a director of the Company and its President and Chief Executive Officer since February 1995 and has served as Chairman of the Board since April 1997. He is a member of the Executive, Nominating and Equity Committees. Prior to becoming the Company's Chief Executive Officer, he was the Company's Vice President, Business Development and General Counsel from February 1993 until November 1994, when he was promoted to Senior Vice President, Corporate Development and General Counsel. He served as Secretary of the Company from March 1993 through March 1995. From August 1991 to January 1993, he served as Vice President, General Counsel and Corporate Secretary at U.S. Bioscience, Inc., a pharmaceutical company. From 1984 to July 1991, he served in various legal positions at Marion Merrell Dow Inc. (now Hoechst Marion Roussel), most recently as Corporate Counsel. Mr. Lynn received his J.D. from the University of Kansas in 1981 and his M.B.A. from Rockhurst College in 1990.

     ALLEN MISHER, PH.D., age 65, has been a director of the company since October 1994. He is a member of the Compensation and Nominating Committees. Dr. Misher is President Emeritus of the Philadelphia College of Pharmacy and Science, where he served from January 1984 until December 1994. He earned his Ph.D. in Physiology from the University of Pennsylvania. He is also a director of U.S. Healthcare, Inc., U.S. Bioscience, G.D. Searle & Company, OraVax, Inc., Synthes (U.S.A.) and Litmus Concepts.

     BERT FINGERHUT, age 54, has been a director of the Company since 1988 and served as Chairman of the Board from June 1991 to April 1997. He is a member of the Executive, Audit and Compensation Committees. Mr. Fingerhut presently pursues private business and conservation interests. From 1984 to 1985, he was Special Limited Partner and Senior Vice President of Odyssey Partners, a private investment partnership. From 1965 to 1983, he was General Partner, Managing Director, Executive Vice President and Director of Research of Oppenheimer & Company, Inc., an investment banking firm. Mr. Fingerhut is Chairman of the Board of Directors of Toxics Targeting, a private company based in Ithaca, N.Y. that tracks and provides information on toxic waste sites. He is currently a member of the Executive Committee of the Governing Council of the Wilderness Society, the Vice-Chairman of the Board of Directors of the Southern Utah Wilderness Alliance, a director of the Grand Canyon Trust and Trustee of the Alaska Conservation Foundation.

     CHARLES COHEN, age 47, has served as a director of the Company since December 1996. He is a member of the Audit and Compensation Committees. He currently is Chief Scientific Officer and a director of Creative BioMolecules, Inc. He has served in various positions at Creative BioMolecules, Inc. since co-founding it in 1985, including as President and Chief Executive Officer. Dr Cohen received his B.A. from the State University of New York at Buffalo and his Ph.D. in Basic Medical Science from New York University School of Medicine. Additionally, Dr. Cohen served as a Research Fellow in the Department of Biophysics and Biochemistry at the University of Virginia.

(b)  IDENTIFICATION OF EXECUTIVE OFFICERS

     The executive officers of the Company are as follows:


     NAME                AGE               POSITION
     ----                ---               --------
Kenneth R. Lynn . . . .  44   President, Chief Executive Officer and Chairman
Diarmuid F. Boran . . .  38   Vice President, Corporate Development and Planning

     Mr. Lynn was elected as President and Chief Executive Officer and as a director of Cortech in February 1995. Mr. Lynn has served as Chairman of the Board since April 1997. He had been Senior Vice President, Business Development and General Counsel of the Company since 1994 and previously served as Vice President, Business Development and General Counsel from 1993 to 1994. He was appointed Secretary in March 1993. From August 1991 to January 1993, he served as Vice President, General Counsel and Corporate Secretary at U.S. Bioscience, Inc., a pharmaceutical company. From 1984 to July 1991, he served in various legal positions at Marion and Marion Merrell Dow, Inc. (predecessors to HMRI), most recently as Corporate Counsel. Mr. Lynn received his J.D. from the University of Kansas in 1981 and his M.B.A. from Rockhurst College in 1990.

     Mr. Boran has been Vice President, Corporate Development and Planning since August, 1995. Previously, Mr. Boran had served as Senior Director, Commercial Development and Planning. From 1988 to 1993, Mr. Boran worked for Marion Merrell Dow Inc. (now Hoechst Marion Roussel, Inc.). He held positions in marketing, strategic planning and finance, and most recently as Director of Corporate Business Analysis. Mr. Boran earned both his M.B.A and B.S. of Pharmacy from the University of Michigan.

(c)  COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

     Under the securities laws of the United States, the Company's Directors, executive officers and any persons holding more than 10% of the Company's issued and outstanding Common Stock are required to report their initial ownership of Common Stock, any subsequent changes in that ownership and, in certain instances, an annual statement of changes in ownership to the Securities and Exchange Commission ("SEC"). Specific due dates for these reports have been established, and the Company is required to identify in this Form 10-K those persons who failed to file these reports in a timely manner. In making this disclosure, the Company has relied solely upon the written representations of its Directors and executive officers and copies of the reports that have been filed with the SEC. Based upon the Company's review of such representations and reports, the Company believes that all such reports were filed on a timely basis for the year ended December 31, 1997.

ITEM 11.  EXECUTIVE COMPENSATION.

COMPENSATION OF DIRECTORS

     Each non-employee director receives options to purchase Common Stock of the Company under the 1992 Amended and Restated Non-Employee Directors' Stock Option Plan (the "1992 Directors' Plan") as compensation for his or her services as a director and receives additional options under such plans for service on certain committees of the Board. Options were also granted to non-employee directors outside of such Plan. Outside directors receive $1,000 per Board meeting attended and $1,000 per committee meeting attended if held on a non-Board meeting occasion and an additional $6,000 annually. The 1992 Directors' Plan expired by its terms on December 31, 1997. No plan has replaced the 1992 Directors' Plan.

          Option grants under the 1992 Directors' Plan were automatic and non-discretionary. Each person who was a non-employee director of the Company as of the adoption date of the 1992 Directors' Plan was granted options generally covering 25,000 shares, with adjustments to equalize the directors' overall options in light of options previously granted to them. Such options generally become exercisable ("vest") in year-end installments of 5,000 shares. Each member of the Compensation and Audit Committees received options covering an additional 500 shares for each committee on which he served. In addition, (i) each person subsequently elected for the first time as a non-employee director was granted an option on the date of his or her initial election as a director to purchase a pro rata portion of 25,000 shares, depending upon when he or she was elected, which options generally vest in year-end installments of 5,000 shares; (ii) each person subsequently elected for the first time to the Audit or Compensation Committee was granted an option to purchase 500 shares if elected before July 1, or a portion thereof, prorated on a quarterly basis, if elected after such date, vesting in full on December 31; (iii) each non-employee director received an annual option to purchase an additional number of shares, determined by multiplying 5,000 by a fraction, the numerator of which was $20 and the denominator of which was the fair market value per share of the Company's Common Stock on the grant date, subject to minimum and maximum limits of 2,500 and 5,000 shares, respectively, vesting quarterly over five years; and (iv) each non-employee director who was a member of the Company's Audit or Compensation Committee received an annual option to purchase 500 shares, vesting in full on December 31. Vesting of all options is subject to continued service as a non-employee director or employee of the Company during the vesting period and, in the case of options granted for service on a committee, to continued service on the applicable committee. As of March 1, 1997, 1,650 options had been exercised under the 1992 Directors' Plan.

     All non-employee directors are reimbursed for their expenses incurred in attending Board of Directors meetings.

      Directors who are employees of the Company do not receive separate compensation for their services as directors.

     During the fiscal year ended December 31, 1997, non-employee directors received options pursuant to the 1992 Directors' Plan as follows: Dr. Cohen received options covering 5,000 shares at an exercise price of $1.47 per share; Mr. Fingerhut received options covering 6,000 shares at $1.47 per share; Dr. Misher received options covering 5,500 shares at $1.47 per share; and Dr. Kennedy received options covering 5,500 shares at $1.47 per share.

COMPENSATION OF EXECUTIVE OFFICERS

     The following table summarizes for the fiscal years ended December 31, 1997, 1996 and 1995, all compensation awarded or paid to or earned by (i) the Company's Chief Executive Officer and (ii) the Company's other most highly compensated executive officers (collectively, the "Named Executive Officers"):


                           SUMMARY COMPENSATION TABLE

                                                                             Long-Term Compensation Awards
                                              Annual Compensation            -----------------------------
                                              -------------------             Securities
Name and Principal                                             Other Annual   Underlying    All Other
Position                        Year      Salary      Bonus    Compensation     Options   Compensation(1)
--------                        ----      ------      -----    ------------   ---------- ---------------
Kenneth R. Lynn
President, Chief                1997     $265,513    $65,000        --            --        $1,141
Executive Officer and           1996      265,006     65,000        --          75,000       1,174
Chairman of the Board           1995      230,499     75,000        --         275,000       1,099

Joseph L. Turner (2)
Vice President, Finance and
Administration, Chief           1997      165,537       --          --            --         2,165
Financial Officer and           1996      154,533     25,000        --          40,000       2,399
Secretary                       1995      155,349     30,000        --          64,000       2,009

Diarmuid Boran(3)
Vice President, Corporate       1997      140,364     30,000        --            --         1,708
Development and                 1996      140,046     25,000        --          40,000       1,707
Planning                        1995      112,493     30,000        --          64,000       1,386

------------------
(1) Includes matching payments by the Company under its 401(k) Plan and premiums paid by the Company for group term life insurance. For 1997, the amounts were $631 and $510, respectively, for Mr. Lynn; $1,295 and $870, respectively, for Mr. Turner; and $1,404 and $304, respectively, for Mr. Boran.

(2) Mr. Turner resigned as an officer and employee of the Company as of December 1, 1997. At such time, Mr. Turner and the Company entered into an agreement pursuant to which Mr. Turner will serve as a consultant and continue to receive his former salary until June 30, 1998. Stock options held by Mr. Turner will continue to vest until June 30, 1998.

(3)  Mr. Boran became an executive officer in 1995.


STOCK OPTION GRANTS AND EXERCISES

     No options were granted to the Company's executive officers in 1997. As of February 27, 1998, options to purchase a total of 1,067,042 shares were outstanding under the 1993 Equity Incentive Plan.

OPTION GRANTS IN LAST FISCAL YEAR

     No options were granted to the Named Executive Officers during 1997.


                           AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR,
                                      AND FY-END OPTION VALUES

                                                        Number of Securities      Value of Unexercised In-
                                                       Underlying Unexercised      the-Money Options at
                            Shares                     Options at 12/31/97 (#)        12/31/97 ($) (1)
                          Acquired on       Value            Exercisable/               Exercisable/
           Name          Exercise (#)    Realized ($)       Unexercisable              Unexercisable
           ----          ------------    ------------  -----------------------    ------------------------
 Kenneth R. Lynn              --              --          275,009 / 174,991              $ 0 / $ 0
 Joseph L. Turner             --              --          101,305 / 62,695                 0 / 0
 Diarmuid Boran               --              --           79,940 / 66,560                 0 / 0


--------------------
(1) Based on the closing price of the Company's Common Stock on December 31, 1997 ($0.594) minus the exercise price of the options.


EMPLOYMENT CONTRACTS AND SEVERANCE PLAN

     The Company adopted the Executive Officers' Severance Benefit Plan (the "Severance Plan") on September 18, 1995, which was amended on December 13, 1996, to encourage senior employees to work in the Company's best interests following a change in control. In the event of an involuntary termination of employment within 60 days prior and 30 months following a change in control, all employees employed at the level of Vice President or above and such other management employees as may be designated by the Chief Executive Officer will receive compensation during the Benefit Period (defined below), a proportional bonus payment if one was received the year preceding the year in which the termination date occurs, and all outstanding unvested stock options will become fully vested on the termination date. The "Benefit Period" for employees other than the Chief Executive Officer is the period commencing on the termination date and (i) continues for 18 months following such date if the date occurs within 60 days prior or 12 months after a change in control, or (ii) continues for the period following the date the employee becomes eligible determined by reducing 30 months by the number of months the eligible employee was employed by the Company following a change in control. With respect to the Chief Executive Officer, the "Benefit Period" is the Chief Executive Officer's termination date and (i) continues for 24 months following such date if the date occurs within 60 days prior or 12 months after a change in control, or (ii) continues for the period following such termination date determined by reducing 36 months by the number of months the Chief Executive Officer was employed by the Company following a change in control.

     Cortech entered into an Executive Compensation and Benefits Continuation Agreement with Kenneth R. Lynn (the "Employment Agreement") on October 14, 1997, which provides, upon the occurrence of a Termination Event (defined below) for the payment of the equivalent of 24 months base salary, the payment of health insurance policies for up to 18 months following the Termination Event, immediate vesting of all stock options not already vested and the payment of a bonus (equal to the fraction of the current year worked multiplied by the bonus paid for the prior year.) A "Termination Event" is defined as the involuntary termination of Mr. Lynn by Cortech without cause or the termination of employment by Mr. Lynn on account of a material change in the business of Cortech or the duties of Mr. Lynn prior to a change in control of Cortech or within 30 months after a change in control of Cortech. The Employment Agreement also provides that, with respect to any Termination Event that is also covered by the Severance Plan, Mr. Lynn will receive compensation and benefits pursuant to the Employment Agreement only and not pursuant to the Severance Plan. In connection with arrangements relating to the Merger, Mr. Lynn agreed to an amendment of the Employment Agreement. Pursuant to such amendment, Mr. Lynn would provide Cortech with consulting services for up to 20 hours per week (on a non-cumulative basis) for three months following the effectiveness of the Merger and defer three months' worth of base salary otherwise payable following the Merger as severance (to be paid, on a month-to-month basis, over the course of such three-month consulting period).

     In connection with arrangements relating to the Merger, Cortech has entered into an agreement with Mr. Boran (the "Boran Agreement") which provides that the cash benefits payable under the Severance Plan would be paid to Mr. Boran upon the effectiveness of the Merger. The Boran Agreement further provides that benefits available under the Severance Plan would also be paid to Mr. Boran (with cash payments made over the course of six months) in the event of Mr. Boran's involuntary termination in the absence of the Merger and that Cortech will employ Mr. Boran at his current salary as a full-time consultant for the six months following the effectiveness of the Merger.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     The following table sets forth certain information as of February 27, 1998 as to shares of the Company's Common Stock beneficially owned by: (i) each director; (ii) each of the executive officers named in the Summary Compensation Table under the caption "Compensation of Executive Officers" in
Item 11 above; (iii) all executive officers and directors of the Company as a group; and (iv) all those known by the Company to be beneficial owners of more than five percent of its Common Stock.


                                                              Percentage
                                        Shares              of Outstanding
       Beneficial Owner         Beneficially Owned (1)        Shares Owned
       ----------------         ----------------------      --------------
Asset Value Fund                     2,000,000                 10.80%
Limited Partnership(2)
376 Main Street
P.O. Box 74
Bedminster, NJ 07921

BVF Partners L.P.(3)                 1,225,252                  6.61
333 West Wacker Drive
Suite 1600
Chicago, IL 60606

Bert Fingerhut(4)                      562,230                  3.01

Kenneth R. Lynn(5)                     306,255                  1.63

Joseph L. Turner(6)                    124,396                    *

Diarmuid Boran(7)                       90,824                    *
Donald Kennedy(8)                       39,550                    *

Allen Misher(9)                         33,250                    *

Charles Cohen(10)                       16,250                    *

All executive officers and           1,172,755                  6.09
directors as a group (7
persons) (11)

------------------------
* Less than one percent.

(1) This table is based upon information supplied by officers, directors and Schedules 13D filed with the Securities and Exchange Commission (the "SEC"). Unless otherwise indicated in the footnotes to this table and subject to community property laws where applicable, the Company believes that each of the stockholders named in this table has sole voting and investment power with respect to the shares indicated as beneficially owned. Applicable percentages are based on 18,523,918 shares outstanding on February 27, 1998, adjusted as required by rules promulgated by the SEC.

(2) The sole general partner of Asset Value Fund Limited Partnership ("AVF") is Asset Value Management, Inc., a Delaware corporation and a wholly owned subsidiary of Kent Financial Services, Inc., a Delaware corporation. These holdings are pursuant to a Schedule 13D/A filed March 10, 1998.

(3) Includes 657,796 shares held by Biotechnology Value Fund, L.P. ("BVF"). Mark N. Lampert is the sole shareholder, director and president of BVF Inc., which is the general partner of BVF Partners L.P. ("Partners"), which is the general partner of BVF.

(4) Includes options to purchase 152,035 shares, which are exercisable within 60 days of the date of this table. Also includes 3,000 shares held by Mr. Fingerhut's wife and 17,000 shares by Mr. Fingerhut's minor daughter.

(5) Includes options to purchase 302,822 shares, which are exercisable within 60 days of the date of this table.

(6) Includes options to purchase 111,478 shares, which are exercisable within 60 days of the date of this table.

(7) Includes options to purchase 89,315 shares, which are exercisable within 60 days of the date of this table.

(8) Includes options to purchase 39,550 shares, which are exercisable within 60 days of the date of this table.

(9) Includes options to purchase 28,250 shares, which are exercisable within 60 days of the date of this table.

(10) Includes options to purchase 16,250 shares, which are exercisable within 60 days of the date of this table.

(11) Includes options to purchase a total of 739,700 shares, which are exercisable within 60 days of the date of this table by executive offers and directors.


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

INDEMNIFICATION

     The Company's Certificate of Incorporation and Bylaws provide, among other things, that the Company will indemnify each officer or director, under the circumstances and to the extent provided for therein, for expenses, damages, judgments, fines and settlements he may be required to pay in actions or proceedings to which he is or may be made a party by reason of his position as a director, officer or other agent of the Company, and otherwise to the full extent permitted under Delaware law. Under the Reorganization Agreement, Cortech has agreed to provide indemnification, from and after the effective time of the Merger and to the fullest extent permitted by applicable laws, to any person who has served as a director or officer of Cortech or BioStar against losses, claims, damages or expenses arising out of the fact that such person was a director or officer of Cortech or BioStar.

SEVERANCE ARRANGEMENTS

     Each of Kenneth R. Lynn and Diarmuid Boran has entered into certain arrangements with Cortech which provide for certain payments and benefits in certain severance events (see Item 11 "Executive Compensation - Employment Contracts and Severance Plan"). Joseph L. Turner, Cortech's Former Vice President, Finance and Administration, Chief Financial Officer and Secretary, entered into a consulting arrangement with Cortech upon his resignation on December 1, 1997 (see Item 11 "Executive Compensation - Compensation of Executive Offices - Summary Compensation Table").

                                       PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

(a)  DOCUMENTS FILED AS PART OF THIS REPORT:

     (1)  Financial Statements

     The financial statements required by this item are submitted in a separate section beginning on Page F-1 of this Annual Report on Form 10-K:


          Report of independent public accountants . . . . . . . . . . . . F-1

          Balance sheets as of December 31, 1997 and 1996. . . . . . . . . F-2

          Statement of operations for each of the three
          years in the period ended December 31, 1997. . . . . . . . . . . F-3

          Statements of changes in stockholders' equity
          for each of the three years in the period
          ended December 31, 1997. . . . . . . . . . . . . . . . . . . . . F-4

          Statements of cash flows for each of the three
          years in the period ended December 31, 1997. . . . . . . . . . . F-5

          Notes to financial statements. . . . . . . . . . . . . . . . . . F-6

     (2)  Financial Statement Schedules

          Other information is omitted because it is either presented elsewhere, is inapplicable or is immaterial as defined in the instructions.

     (3) Each management contract or compensatory plan or arrangement required to be filed as an exhibit to this Form 10-K has been identified with two asterisks ("**") on the table of exhibits set forth below at Item 14(c).

(b)  REPORTS ON FORM 8-K

     There were no reports on Form 8-K filed by the Registrant during the fourth quarter of the fiscal year ended December 31, 1997. A Current Report on Form 8-K was filed on January 13, 1998 in respect of the proposed transaction with BioStar (see Exhibit 2.1 below).

(c)  EXHIBITS

     The exhibits listed below are required by Item 601 of Regulation S-1.

Exhibit No.              Description of Document
-----------              -----------------------
     2.1 Agreement and Plan of Merger and Reorganization dated as of December 22, 1997 among Cortech, Inc., Cortech Merger Sub., Inc. and BioStar, Inc. (16)

     3.1    Certificate of Incorporation of Cortech, Inc. as amended. (1)

     3.2 Proposed Certificate of Amendment to Certificate of Incorporation of Cortech, Inc. (15)

     3.3 Certificate of Designation for Series A Junior Participating Preferred Stock. (11)

     3.4    Amended and Restated Bylaws of Cortech, Inc. (15)

     4.1    Reference is made to Exhibits 3.1, 3.2, 3.3, 3.4, 10.21, 10.22,
            10.30, 10.34, 10.52, 10.71, 10.72, 10.73, 10.74, 10.75, 10.76,
            10.77, 10.78, 10.79 and 10.81. (15)

     4.2    Specimen certificate for the Common Stock of Cortech, Inc. (1)

     10.2 Lease Agreement, dated April 2, 1992, as amended, between Lyon-Stewart Associates and the Company. (1)

     10.3 Lease Agreement, dated March 5, 1993, between Lyon-Stewart Associates and the Company. (5)

     10.7 Lease Agreement, dated May 14, 1993, as amended, between Lyon-Stewart Associates and the Company. (5)

     10.13 Purchase and Sale Agreement (Vacant Land) dated February 16, 1994, between the Company and Golden West Equity Properties, Inc. and Park Center Limited Partnerships. (7)

     10.14 Research Agreement, dated June 30, 1987, between HMRI, successor-in-interest to Marion Merrell Dow Inc. and the Company as amended through December 31, 1996. (1)

     10.19 Fifth Amendment of Research Agreement, dated January 14, 1994, between HMRI and the Company. (6)

     10.21 Warrant to Purchase, dated June 30, 1988, between HMRI and the Company. (1)

     10.22 Warrant to Purchase, dated February 28, 1990, between HMRI and the Company. (1)

     10.25 License Agreement, dated June 30, 1987, between HMRI and the Company. (1)

     10.27 Amended and Restated License Agreement dated as of May 28, 1993, between HMRI and the Company. (3)

     10.28 Sponsored Research and License Agreement, dated February 13, 1987, between The John Hopkins University and the Company. (1)

     10.29 License Agreement, dated June 30, 1987, between The Research Foundation of the State of New York and the Company. (1)

     10.30 Stock Purchase Agreement dated July 8, 1994, between the Company and the Research Foundation of State University of New York. (9)

     10.31 Royalty Buyout Agreement dated July 8, 1994, between the Company and the Research Foundation of State University of New York. (9)

     10.32 Development Agreement dated May 2, 1994, between the Company and Abbott Laboratories. (8)*

     10.34  Form of Warrant issued in connection with the CDC offering. (1)

     10.35 Purchase Option Agreement, dated February 13, 1992, between CDC and the Company. (1)

     10.36 Technology License Agreement, dated February 13, 1992, between CDC and the Company. (1)

     10.37 Research and Development Agreement, dated February 13, 1992, between CDC and the Company. (1)

     10.38 Services Agreement, dated February 13, 1992, between CDC and the Company. (1)

     10.39 Amended and Restated 1986 Incentive Stock Option Plan of the Company. (1)**

     10.40  1991 Non-employee Directors' Stock Option Plan of the Company.
            (2)**

     10.41 Amended and Restated 1992 Non-employee Directors' Stock Option Plan of the Company. (6)**

     10.42  1993 Employee Stock Purchase Plan of the Company, as amended.
            (4)**

     10.43  1993 Equity Incentive Plan of the Company, as amended.**

     10.45 Resignation and Separation Agreement dated March 10, 1994, between the Company and David K. Crossen. (7)

     10.47  Executive Officers' Severance Benefit Plan. (13)**

     10.48 Sixth Amendment of Research Agreement, dated March 15, 1995, between HMRI and the Company. (13)

     10.50 Product Development and License Agreement dated November 1, 1995 between the Company and SmithKline Beecham. (13)*

     10.51 Seventh Amendment of Research Agreement, dated December 21, 1995, between HMRI and the Company. (13)

     10.52 Warrant to Purchase, dated June 30, 1992, between HMRI and the Company. (13)

     10.53 Rights Agreement drafted as of June 13, 1995, between the Company and American Securities Transfer, Inc. (10)

     10.54 Buy-Out Agreement, dated September 9, 1996 between the Company and HMRI. (12)

     10.55  Amendment No. 1 To Executive Officers' Severance Benefit Plan.
            (13)**

     10.57 Second Amendment of the Research, Development and License Agreement dated April 23, 1997, between Ono and the Company (14)*

     10.85 Amendment to Leases between Clear Creek II, LP and the Company dated September 8, 1997. (15)

     10.94 Executive Compensation Benefits Continuation Agreement between the Company and Kenneth R. Lynn, dated October 14, 1997, as amended February 12, 1998. (15)**

     10.95 Agreement, dated February 12, 1998, between the Company and Diarmuid F. Boran.(15)**

     10.96  Agreement, dated October 15, 1997 between the Company and Joseph
            L. Turner.**

     10.97  Form of Option Agreement for Directors' Non-Plan Options.**

     23.1   Consent of Arthur Andersen LLP.

     24.1   Power of Attorney (included in Signature section of this Report).

     27.1   Financial Data Schedule.

--------------------
(1) Filed as an exhibit to the Company's Registration Statement on Form S-1, filed October 13, 1992, file number 33-53244, or amendments thereto and incorporated herein by reference.

(2) Filed as an exhibit to the Company's annual report on Form 10-K for the year ended December 31, 1992, and incorporated herein by reference.

(3) Filed as an exhibit to the Company's quarterly report on Form 10-Q for the quarter ended March 31, 1993, and incorporated herein by reference.

(4) Filed as an exhibit to the Company's Registration Statement on Form S-8, filed March 29, 1993, file number 33-60242, or amendments thereto and incorporated herein by reference.

(5) Filed as an exhibit to the Company's Registration Statement on Form S-1, filed September 27, 1993, file number 33-69402, or amendments thereto and incorporated herein by reference.

(6) Filed as an exhibit to the Company's annual report on Form 10-K for the year ended December 31, 1993, and incorporated herein by reference.

(7) Filed as an exhibit to the Company's quarterly report on Form 10-Q for the quarter ended March 31, 1994, and incorporated herein by reference.

(8) Filed as an exhibit to the Company's quarterly report on Form 10-Q for the quarter ended June 30, 1994, and incorporated herein by reference.

(9) Filed as an exhibit to the Company's quarterly report on Form 10-Q for the quarter ended September 30, 1994, and incorporated herein by reference.

(10) Filed as an exhibit to the Company's quarterly report on Form 10-Q for the quarter ended June 30, 1995, and incorporated herein by reference.

(11) Filed as an exhibit to Cortech Inc.'s annual report on Form 10-K for the year ended December 31, 1995, and incorporated herein by reference.

(12) Filed as an exhibit to Cortech, Inc.'s quarterly report on Form 10-Q for the quarter ended September 30, 1996, and incorporated herein by reference.

(13) Filed as an exhibit to Cortech, Inc.'s annual report on Form 10-K for the year ended December 31, 1996, and incorporated herein by reference.

(14) Filed as an exhibit to Cortech, Inc.'s quarterly report on Form 10-Q for the quarter ended June 30, 1997, and incorporated herein by reference.

(15) Filed as an exhibit to the Company's Registration Statement on Form S-4, filed February 17, 1998, File Number 33-46445 and incorporated herein by reference.

 *   Subject to Confidential Treatment Order.
**   Compensatory Plan.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 30th day of March, 1998.

                                       CORTECH, INC.


                                       By:  /s/ KENNETH R. LYNN
                                          --------------------------------
                                                  Kenneth R. Lynn
                                          PRESIDENT AND CHIEF EXECUTIVE OFFICER


POWER OF ATTORNEY

     KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Kenneth R. Lynn, his attorney-in-fact, with full power of substitution and resubstitution, for him in any and all capacities, to sign any amendments to this Report, and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all of said attorney-in-fact, or his or her substitute or substitutes, may do or cause to be done by virtue hereof.

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities and on the dates indicated.


 /s/ KENNETH R. LYNN     President and Chief Executive       March 30, 1998
----------------------   Officer, Chairman of the Board      -------------
   Kenneth R. Lynn       of Directors, Acting Chief              Date
                         Financial Officer and Director
                         (principal executive officer
                         and principal financial and
                         accounting officer)


  /s/ BERT FINGERHUT     Director                           March 30, 1998
---------------------                                       --------------
    Bert Fingerhut                                               Date

  /s/ CHARLES COHEN      Director                           March 30, 1998
---------------------                                       --------------
    Charles Cohen                                                Date


  /s/ DONALD KENNEDY     Director                           March 30, 1998
---------------------                                       --------------
    Donald Kennedy                                               Date


 /s/ ALLEN MISHER        Director                           March 30, 1998
---------------------                                       --------------
     Allen Misher                                                Date

                       REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To Cortech, Inc.:

     We have audited the accompanying balance sheets of CORTECH, INC. (a Delaware corporation), as of December 31, 1997 and 1996, and the related statements of operations, stockholders' equity and cash flows for each of the three years in the period ended December 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     During the fourth quarter of 1997, the Company terminated its on-site research and development activities. The Company has retained certain personnel who are engaged primarily in efforts to realize appropriate value from the Company's tangible and intangible assets (Note 1).

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Cortech, Inc., as of December 31, 1997 and 1996, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1997, in conformity with generally accepted accounting principles.


                                   ARTHUR ANDERSEN LLP

Denver, Colorado,
February 12, 1998.

                                   CORTECH, INC.

                                   BALANCE SHEETS
                 (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

                                       ASSETS

                                                               DECEMBER 31,
                                                               ------------
                                                              1997      1996
                                                            --------  --------
CURRENT ASSETS:
  Cash and cash equivalents (Note 2)  . . . . . . . .       $11,562   $ 7,792
  Short-term investments (Note 2) . . . . . . . . . .         3,841    13,186
  Prepaid expenses and other  . . . . . . . . . . . .           308       845
                                                            --------  --------
          Total current assets  . . . . . . . . . . .        15,711    21,823
                                                            --------  --------
PROPERTY AND EQUIPMENT, at cost (Note 2):
  Laboratory and pilot production equipment . . . . .            --     7,101
  Leasehold improvements  . . . . . . . . . . . . . .         8,026     8,026
  Office furniture and equipment  . . . . . . . . . .         2,300     2,483
                                                            --------  --------
                                                             10,326    17,610
  Less -- Accumulated depreciation and amortization .        (9,592)  (13,950)
                                                            --------  --------
                                                                734     3,660
                                                            --------  --------
          Total Assets  . . . . . . . . . . . . . . .       $16,445   $25,483
                                                            --------  --------
                                                            --------  --------

           LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable  . . . . . . . . . . . . . . . . .          $600      $680
  Accrued liabilities . . . . . . . . . . . . . . . .           162       206
  Accrued vacation and other compensation . . . . . .           264       185
  Unearned income . . . . . . . . . . . . . . . . . .            --     1,323
  Advances from corporate partner . . . . . . . . . .            36       964
                                                            --------  --------
          Total current liabilities . . . . . . . . .         1,062     3,358
                                                            --------  --------
                                                            --------  --------

COMMITMENTS AND CONTINGENCIES (Notes 6 and 7)
STOCKHOLDERS' EQUITY (Notes 3 and 4):

  Preferred stock, $.002 par value, 2,000,000 shares
    authorized, none issued . . . . . . . . . . . . .            --        --
  Common stock, $.002 par value, 50,000,000 shares
    authorized, 18,523,918 and 18,518,079 shares
    issued and outstanding, respectively  . . . . . .            37        37
   Warrants  . . . . . . . . . . . . . . . . . . . . .         1,077     2,330
   Additional paid-in capital  . . . . . . . . . . . .        98,909    97,659
   Deferred compensation . . . . . . . . . . . . . . .           (1)      (40)
   Accumulated deficit . . . . . . . . . . . . . . . .      (84,639)  (77,861)
                                                            --------  --------
           Total stockholders' equity  . . . . . . . .        15,383    22,125
                                                            --------  --------
           Total Liabilities and Stockholders' Equity        $16,445   $25,483
                                                            --------  --------
                                                            --------  --------

The accompanying notes to financial statements are an integral part of these statements.

                                  CORTECH, INC.

                             STATEMENTS OF OPERATIONS
                (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

                                               FOR THE YEARS ENDED DECEMBER 31,
                                            ---------------------------------------
                                                1997         1996           1995
                                            -----------   -----------   -----------
REVENUES:
  Sponsored research and development:
    Ono. . . . . . . . . . . . . . . . . .  $     2,798   $     3,500   $     2,677
    SB . . . . . . . . . . . . . . . . . .          653         2,550            --
    Related parties (Note 3) . . . . . . .           --         1,372         1,463
  Technology license revenue (Note 3). . .           --            --         1,000
                                            -----------   -----------   -----------
        Total Revenues . . . . . . . . . .        3,451         7,422         5,140
                                            -----------   -----------   -----------
EXPENSES:
   Research and development
     (Notes 2 and 7) . . . . . . . . . . .        7,552        11,339        18,551
   General and administrative. . . . . . .        3,616         3,614         4,695
                                            -----------   -----------   -----------
        Total expenses . . . . . . . . . .       11,168        14,953        23,246
                                            -----------   -----------   -----------
        Operating loss . . . . . . . . . .       (7,717)       (7,531)      (18,106)
                                            -----------   -----------   -----------
   Interest income . . . . . . . . . . . .          939         1,192         1,685
                                            -----------   -----------   -----------
NET LOSS . . . . . . . . . . . . . . . . .  $    (6,778)      $(6,339)  $   (16,421)
                                            -----------   -----------   -----------
                                            -----------   -----------   -----------
     Basic net loss per share (Note 2) . .  $     (0.37)       $(0.35)       $(0.92)
                                            -----------   -----------   -----------
                                            -----------   -----------   -----------
     Weighted average common shares
       outstanding (Note 2). . . . . . . .   18,521,758    18,224,818    17,753,626

The accompanying notes to financial statements are an integral part of these statements.

                                    CORTECH, INC.

                          STATEMENTS OF STOCKHOLDERS' EQUITY
                  (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)



                                              COMMON STOCK                  ADDITIONAL
                                          ---------------------               PAID-IN      DEFERRED     ACCUMULATED
                                            SHARES       AMOUNT   WARRANTS    CAPITAL    COMPENSATION     DEFICIT
                                          ----------  ---------   --------  ----------   ------------   -----------
BALANCES, December 31, 1994. . . . . . .  17,725,504      $35      $3,407     $94,925       $(193)       $(55,101)
  Reversal of deferred
    compensation in connection
    with resignation of two
    directors. . . . . . . . . . . . . .          --       --          --         (13)         13              --
  Exercise of common stock
    options for cash at
    $1.75 to $2.60 per
    share. . . . . . . . . . . . . . . .      41,454       --          --          74          --              --
  Amortization of deferred
    compensation . . . . . . . . . . . .          --       --          --          --          83              --
  Issuance of common stock
    to consultant for
    services valued at
    $2.59 per share. . . . . . . . . . .       9,638       --          --          25          --              --
  Issuance of common stock
    at $1.91 to $2.31 per
    share pursuant to employee
    stock purchase plan. . . . . . . . .      46,860        1          --          89          --              --
  Compensation expense
    related to common
    stock option issuances . . . . . . .          --        --         --          53          --              --
  Net loss . . . . . . . . . . . . . . .          --        --         --          --          --         (16,421)
                                          ----------  ---------   --------  ----------   ------------   -----------
BALANCES, December 31, 1995. . . . . . .  17,823,456        36      3,407      95,153         (97)        (71,522)
  Exercise of common stock
    options for cash at
    $1.75 to $2.875 per
    share. . . . . . . . . . . . . . . .     474,033         1         --         828          --              --
  Amortization of deferred
    compensation . . . . . . . . . . . .          --        --         --          --          57              --
  Issuance of common stock
    at $1.33, $1.91, $2.55 and
    $2.18 per share
    pursuant to employee
    stock purchase plan. . . . . . . . .      20,590        --         --          37          --              --
  Issuance of common stock
    options in exchange for
    termination of royalty
    obligation valued at
    $1.00 per share. . . . . . . . . . .          --        --         --          78          --              --
  Issuance of common stock
    in exchange for termination
    of right of first
    offer valued at $2.44 per
    share. . . . . . . . . . . . . . . .     200,000        --         --         486          --              --
  Expiration of certain
    CDC warrants . . . . . . . . . . . .          --        --     (1,077)      1,077          --              --
  Net loss . . . . . . . . . . . . . . .          --        --         --          --          --          (6,339)
                                          ----------  ---------   --------  ----------   ------------   -----------
BALANCES, December 31, 1996. . . . . . .  18,518,079        37      2,330      97,659         (40)        (77,861)
  Reversal of deferred
    compensation in connection
    with resignation of a
    director and other . . . . . . . . .          --        --         --          (7)          3              --
  Amortization of deferred
    compensation . . . . . . . . . . . .          --        --         --          --          36              --
  Issuance of common stock
    at $0.66 per share
    pursuant to employee stock
    purchase plan. . . . . . . . . . . .       5,839        --         --           4          --              --
  Contribution of certain
    warrants . . . . . . . . . . . . . .          --        --       (175)        175          --              --
  Expiration of certain
    CDC warrants . . . . . . . . . . . .          --        --     (1,078)      1,078          --              --
  Net loss . . . . . . . . . . . . . . .          --        --         --          --          --          (6,778)
                                          ----------  ---------   --------  ----------   ------------   -----------
BALANCES, December 31, 1997. . . . . . .  18,523,918       $37    $ 1,077     $98,909       $  (1)       $(84,639)
                                          ----------  ---------   --------  ----------   ------------   -----------
                                          ----------  ---------   --------  ----------   ------------   -----------

The accompanying notes to financial statements are an integral part of these statements.

                                 CORTECH, INC.

                            STATEMENTS OF CASH FLOWS
                                (IN THOUSANDS)

                                           FOR THE YEARS ENDED DECEMBER 31,
                                           ---------------------------------
                                              1997       1996         1995
                                           --------     -------     --------

CASH FLOWS FROM OPERATING ACTIVITIES:
 Net loss . . . . . . . . . . . . . . . .  $ (6,778)    $(6,339)    $(16,421)
   Adjustments to reconcile net
     loss to net cash used in
     operating activities:
   Depreciation and
     amortization . . . . . . . . . . . .     1,545       2,093        4,344
   Issuance of stock in
     exchange for termination of right
     of first offer . . . . . . . . . . .        --         486           --
   Issuance of common stock for
     services . . . . . . . . . . . . . .        --          --           25
   Loss on disposition of
     equipment. . . . . . . . . . . . . .       530          14           52
   Research and compensation
     expense related to grant of
     options, including amortization
     of deferred compensation . . . . . .        32         137          149
   Decrease (increase) in
     prepaid expenses and other . . . . .       537        (435)          (6)
   (Increase) decrease in
     accounts payable . . . . . . . . . .       (80)         75       (1,387)
   (Decrease) increase in
     advances from corporate
     partner  . . . . . . . . . . . . . .      (928)        964           --
   Increase (decrease) in
     accrued liabilities, accrued
     vacation and other compensation. . .        35         (97)         (13)
   (Decrease) increase in
     unearned income. . . . . . . . . . .    (1,323)        750          573
                                           --------     -------     --------
       Net cash used in operating
         activities . . . . . . . . . . .    (6,430)     (2,352)     (12,684)
                                           --------     -------     --------
CASH FLOWS FROM INVESTING ACTIVITIES:
 Purchases of property and
   equipment. . . . . . . . . . . . . . .       (39)       (690)        (601)
 Proceeds from sales of property
   and equipment. . . . . . . . . . . . .       890           7           --
 Purchases of short-term
   investments. . . . . . . . . . . . . .   (15,505)    (18,587)     (34,477)
 Sales of short-term
   investments. . . . . . . . . . . . . .    24,850      22,354       41,465
                                           --------     -------     --------
       Net cash provided by investing
         activities . . . . . . . . . . .    10,196       3,084        6,387
                                           --------     -------     --------
CASH FLOWS FROM FINANCING ACTIVITIES:
 Proceeds from issuance of
   common stock . . . . . . . . . . . . .         4          37           90
 Proceeds from exercise of
   common stock options . . . . . . . . .        --         829           74
                                           --------     -------     --------
       Net cash provided by
         financing activities . . . . . .         4         866          164
                                           --------     -------     --------
NET INCREASE (DECREASE) IN CASH
  AND CASH EQUIVALENTS. . . . . . . . . .     3,770       1,598       (6,133)
CASH AND CASH EQUIVALENTS,
  beginning of period . . . . . . . . . .     7,792       6,194       12,327
                                           --------     -------     --------
CASH AND CASH EQUIVALENTS, end of
  period  . . . . . . . . . . . . . . . .  $ 11,562     $ 7,792     $  6,194
                                           --------     -------     --------
                                           --------     -------     --------
SUPPLEMENTAL DISCLOSURE OF NONCASH
  FINANCING ACTIVITIES:
  Contribution of 562,576 warrants
    to the Company. . . . . . . . . . . .  $    175     $    --     $     --
                                           --------     -------     --------
                                           --------     -------     --------

     The accompanying notes to financial statements are an integral part of these statements.

                                    CORTECH, INC.

                            NOTES TO FINANCIAL STATEMENTS
                                  DECEMBER 31, 1997

(1)  ORGANIZATION

     Cortech, Inc. ("Cortech" or the "Company") is a biopharmaceutical company whose principal focus has been the discovery and development of novel therapeutics for the treatment of inflammatory disorders. The Company has directed its research and development efforts towards protease inhibitors and bradykinin antagonists. Due to the termination of the Company's collaborative agreements and the resulting corporate downsizings, the Company no longer has the scientific staff that would be required to continue its research and development activities on-site. Such on-site research and development activities were terminated in late 1997. However, Cortech has retained a core staff of professionals who are engaged primarily in ongoing efforts to realize appropriate value out of Cortech's tangible and intangible assets. In addition, Cortech is currently decommissioning its laboratories, has sold most of its scientific and technical equipment and, unless the merger discussed below is implemented and BioStar, Inc. ("BioStar") elects to retain such assets, plans to sell most of its office furniture and equipment, and, where possible, its leasehold improvements.

     The Company announced in December 1997, that a definitive merger agreement was signed with BioStar, Inc. ("BioStar") of Boulder, Colorado. BioStar develops, manufactures and markets point-of-care diagnostic tests using its proprietary, highly-sensitive, thin film technologies. BioStar's current products employ its Optical Immuno Assay (OIA(R)) technology, a thin film, platform technology developed for the rapid detection of a variety of medical conditions. Under the agreement, and pursuant to the merger transaction contemplated thereby (the "Merger"), Cortech would issue up to 28,500,000 shares of its common stock to BioStar's stockholders in exchange for all of the equity interests in BioStar and BioStar would become a wholly-owned subsidiary of the Company. The relative ownership of the merged entity would be held approximately 40% by Cortech shareholders and approximately 60% by BioStar shareholders (assuming the exercise in full of all options and warrants to be assumed by Cortech in connection with the Merger). Accordingly, the Merger would be accounted for as a reverse acquisition. The transaction, which is subject to approval by the stockholders of both companies as well as other closing conditions, is anticipated to be completed in the second quarter of 1998.

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

     Under Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities," the Company's short-term investments are classified as available-for-sale. These securities mature on various dates through February 1998. At December 31, 1997, these securities had an amortized cost of $3.8 million, which approximated fair market value.

                                    CORTECH, INC.

                                  DECEMBER 31, 1997

PROPERTY AND EQUIPMENT

     Depreciation of property and equipment is provided on the straight-line method over estimated useful lives of three to seven years. Amortization of leasehold improvements is provided on the straight-line method over the expected lease terms, which currently do not exceed two years.

     Betterments, renewals and extraordinary repairs that extend the life of an asset are capitalized; other repairs and maintenance are expensed. The cost and accumulated depreciation applicable to assets retired are removed from the accounts and the gain or loss on disposition recognized in income.

     The Company's policy is to depreciate its property and equipment over its remaining useful life and to evaluate the remaining life and recoverability of such property and equipment in light of current conditions. During 1997, the Company recorded a restructuring charge of approximately $1.7 million, which included a $580,000 permanent impairment of the value of the Company's scientific and office equipment. The Company sold the majority of its scientific and some of its office equipment to an unrelated third party during the fourth quarter. The restructuring charge is included in research and development expense ($1.4 million) and general and administrative expense ($349,000) in the accompanying statements of operations.

RESEARCH AND DEVELOPMENT EXPENSES

     Costs incurred in connection with research and development activities are expensed as incurred. These costs consist of direct and indirect costs associated with specific projects as well as fees paid to various entities that perform certain research on behalf of the Company. As discussed in Note 1, on-site research and development activities were terminated by the Company in the fourth quarter of 1997.

SPONSORED RESEARCH AND DEVELOPMENT REVENUE

     The Company recognizes revenue from sponsored research and development as research activities are performed or as development milestones are completed under the terms of the research and development agreements. Costs incurred in connection with the performance of sponsored research and development are expensed as incurred and were approximately $2,882,000, $8,258,000, and $4,140,000 for the years ended December 31, 1997, 1996 and
1995, respectively. Such costs are included in research and development expense in the accompanying statements of operations.

BASIC NET LOSS PER SHARE

     Basic net loss per share is computed using the weighted average number of shares of common stock outstanding during the period.

     In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings per Share," which the Company is required to adopt for the year ended December 31, 1997. SFAS No. 128 requires restatement of amounts previously reported as net loss per share. Application of SFAS No. 128 did not have an impact on previously reported net loss per share amounts.

INCOME TAXES

     The Company follows the provisions of SFAS No. 109 "Accounting for Income Taxes" which requires the recognition of deferred tax assets and liabilities related to the expected future tax consequences of events that have been recognized in the Company's financial statements and tax returns. However, if it is more likely than not that

                                    CORTECH, INC.

                                  DECEMBER 31, 1997


some portion or all of the net deferred tax assets will not be realized, a valuation allowance is established and the tax benefit is not recognized in the statements of operations.

(3)  SPONSORED RESEARCH AND DEVELOPMENT

ONO PHARMACEUTICAL CO., LTD. ("ONO")

     In March 1995, Cortech entered into a research agreement with Ono to develop an orally active human neutrophil elastase inhibitor using Cortech's protease inhibitor research capabilities. Upon entering into the agreement, Ono paid the Company $500,000 for research previously conducted by the Company. Under the agreement as amended in 1996, Ono paid $4.3 million in 1996 and an additional $1.5 million was paid in March 1997 for work that was performed in the second and third quarters of 1997. Under the terms of the agreement, as amended in April, 1997, Ono has assumed all responsibilities for research activities during the final six months of the collaborative project, which will terminate on March 14, 1998. As a result of this reallocation of responsibilities, Ono is no longer required to pay the Company the last scheduled $1.5 million in research funding previously provided for under the agreement to offset certain costs that the Company would otherwise have incurred under the agreement. Cortech expects no further payments from Ono under the agreement.

     Under the terms of the agreement, Ono will have an exclusive, royalty-free license to make, use and sell a resulting product in Japan, Korea, Taiwan and China. Cortech has retained all other rights.

HOECHST MARION ROUSSEL, INC.("HMRI")

     The Company had an agreement with HMRI whereby HMRI funded certain research and development being conducted by the Company. In December 1996, HMRI terminated the agreement and returned all rights to Cortech. No further funding was provided by HMRI in 1997 and none will be provided in the future.

     HMRI accounted for $1,372,000 and $1,463,000 of the Company's sponsored research and development revenues for the years ended December 31, 1996, and 1995, respectively.

     In return for providing this research funding, the Company granted HMRI warrants to purchase common stock of the Company (Note 4). The Company records any cash received in connection with the issuance of the warrants as a component of equity in the accompanying financial statements. In October 1997, HMRI sold the warrants to an unrelated third party who subsequently contributed them to the capital of the Company. Also during October 1997, HMRI sold all Cortech common stock held by HMRI to the same unrelated third party.

     In August 1996, the Company issued 200,000 shares of unregistered common stock to HMRI to purchase the "right of first offer" it had previously granted to HMRI. The right of first offer, granted as part of a transaction between the parties entered into in February 1988, had covered all new technologies developed by the Company.

SMITHKLINE BEECHAM("SB")

     In November 1995, Cortech entered into a worldwide product development and license agreement with SB for the development of Bradycor. In March 1997, SB and the Company agreed to terminate their collaboration when a Phase II trial of Bradycor in patients with traumatic brain injury failed to demonstrate a statistically significant effect of the compound on intracranial pressure, the primary endpoint of the trial. SB made a one-time payment to Cortech of $1.0 million for an exclusive license to Bradycor in 1995, and paid Cortech $4.0 million during 1996. No payments were received in 1997 and Cortech expects no further payments from SB under the agreement.

                                    CORTECH, INC.

                                  DECEMBER 31, 1997

(4)  STOCKHOLDERS' EQUITY

PREFERRED STOCK

     The Company is authorized to issue 2,000,000 shares of $.002 par value preferred stock which may be issued with various terms in one or more series, as the Board of Directors may determine.

     On June 2, 1995, the Company's Board of Directors approved the adoption of a Preferred Share Rights plan under which stockholders received one Right to purchase one one-hundredth of a share of Series A Junior Participating Preferred Stock ("Junior Preferred Stock") for each outstanding share of Cortech common stock of record held at the close of business on June 26, 1995. The rights were distributed as a non-taxable dividend and will expire in June 2005. The rights would separate from shares of Cortech common stock and become exercisable at $20.00 each, subject to future adjustment, only if a person or group acquires 15 percent or more of the Cortech common stock. Cortech's Board of Directors may terminate the plan or redeem the rights, at a nominal redemption price, prior to the time a person acquires more than 15 percent of the Cortech common stock. The Company has designated 500,000 shares of its Preferred Stock as Junior Preferred Stock.

STOCK OPTION PLANS

     In October 1995, the Financial Accounting Standards Board ("FASB") issued SFAS No. 123, "Accounting for Stock-Based Compensation." This new standard encourages, but does not require, companies to recognize compensation expense for grants of stock, stock options and other equity instruments based on a fair-value method of accounting.

     Companies that do not choose to adopt the new expense recognition rules of SFAS No. 123 will continue to apply the existing rules contained in Accounting Principles Board ("APB") Opinion No. 25, but will be required to provide pro forma disclosures of the compensation expense determined under the fair-value provisions of SFAS No. 123, if material. APB No. 25 requires no recognition of compensation expense for most of the stock-based employee compensation arrangements provided by the Company, namely, broad-based employee stock option grants and stock purchase plans where the exercise price is equal to the market price at the date of grant.

     The Company adopted the disclosure provisions of SFAS No. 123 for the years ended December 31, 1997, 1996 and 1995. The Company will continue to follow the accounting provisions of APB No. 25 for stock-based compensation and will furnish the pro forma disclosures required under SFAS No. 123.

     At December 31, 1997, the Company has four stock option plans, which are described below. The Company applies APB No. 25 and related Interpretations in accounting for its plans. Had compensation cost for the Company's four stock-based compensation plans been determined based on the fair value at the grant dates for awards under those plans consistent with the method of SFAS No. 123, the Company's net loss and loss per share would have been increased to the pro forma amounts indicated below:

                                                   1997         1996       1995
                                                   ----         ----       ----
                                           (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
Basic net loss -- as reported. . . . . . .       $(6,778)     $(6,339)   $(16,421)
Basic net loss -- pro forma. . . . . . . .       $(7,577)     $(7,005)   $(16,887)
Basic loss per share -- as reported. . . .       $ (0.37)     $ (0.35)   $  (0.92)
Basic loss per share -- pro forma. . . . .       $ (0.41)     $ (0.38)   $  (0.95)

     The Company's 1986 Stock Option Plan ("1986 Plan") authorizes the grant of stock options to officers and employees of the Company to purchase an aggregate of 1,500,000 shares of common stock. Although 407,100 shares

                                    CORTECH, INC.

                                  DECEMBER 31, 1997


were available under the 1986 Plan as of December 19, 1997, on such date the Board of Directors effectively suspended future grants of options under the 1986 Plan to the extent that any such grant would increase the shares subject to outstanding grants above the figure as of such date. Such suspension shall remain in effect pending the proposed Merger and other actions to be considered for approval by the Company's stockholders in connection with such Merger.

     The Company's 1993 Equity Incentive Plan ("1993 Plan"), approved by the stockholders on May 10, 1994, authorizes the issuance of 1,700,000 shares through the grant of options to purchase common stock, stock bonuses, and rights to purchase restricted stock. The options outstanding as of December 31, 1997, generally become exercisable in varying amounts over a two-to-five-year period from the date of grant. Although 370,845 shares were available under the 1993 Plan as of December 19, 1997, on such date the Board of Directors effectively suspended further grants of options under the 1993 Plan to the extent that any such grant would increase the shares subject to outstanding grants above the figure as of such date. Such suspension shall remain in effect pending the proposed Merger and other actions to be considered for approval by the Company's stockholders in connection with such Merger.

     The stock options granted from either plan may be incentive stock options ("ISO") or nonstatutory stock options ("NSO"). The Board of Directors may set the rate at which the options become exercisable and determine when the options expire, subject to limitations discussed below. However, no options shall be exercisable after the tenth anniversary of the date of grant or, in the case of ISOs, three months following termination of employment, except in cases of death or disability, for which the time of exercisability is extended. In the event of a dissolution, liquidation or other corporate reorganization, all stock options outstanding under the 1986 Plan and the 1993 Plan would become exercisable in full (the proposed Merger would not effect such an acceleration).

     ISOs may not be granted at an exercise price of less than the fair market value of the common stock at the date of grant. If an ISO is granted to an employee who owns more than 10% of the Company's total voting stock, such exercise price shall be at least 110% of fair market value of the common stock, and the ISO shall not be exercisable until after five years from the date of grant. The exercise price of each NSO may not be less than 85% of the fair market value of the common stock at the date of grant. The ISOs outstanding as of December 31, 1997, generally become exercisable in varying amounts over a two-to-five year period from the date of grant. NSOs also generally become exercisable over a two-to-five year period.

     Each of these plans also provides for stock appreciation rights, which may be granted with respect to any stock option. No stock appreciation rights have been granted as of December 31, 1997.

     During 1991, a Nonemployee Directors' Stock Option Plan was approved which authorized the grant of stock options to purchase up to 150,000 shares of common stock to the nonemployee directors of the Company. The exercise price of the options is equal to the fair market value of the shares on the date of grant, which is generally the later of initiation of the plan or the date of election to the Board of Directors. In March 1993, the Board of Directors suspended further grants under this plan. Vesting of the options occurred upon the participation by a director in a Board meeting. As of December 31, 1997, options to purchase 108,000 shares of common stock had been granted and were fully vested. Such options were granted at exercise prices ranging from $1.75 to $2.60 per share. The Company recorded the difference between the fair market value of the underlying common stock and the exercise price as compensation expense on the date the options vested.

     The Company's 1992 Nonemployee Directors' Stock Option Plan authorizes the granting of options to purchase up to 400,000 shares of common stock to the nonemployee directors of the Company. The plan was originally approved by the stockholders on May 17, 1993, and an amendment to the plan was approved by the stockholders on May 10, 1994. During 1997, 1996 and 1995, respectively, options to purchase 27,500, 28,750, and

                                 CORTECH, INC.

                                DECEMBER 31, 1997


36,000 shares of common stock were granted to nonemployee directors. During 1994, in order to effect a repricing of certain of these options, options to purchase 162,250 shares of common stock were amended to become options to purchase 148,535 shares of common stock at an exercise price of $1.75 per share. The amended options generally become exercisable from one to two years later than as originally granted. The Company recorded deferred compensation in 1993 of approximately $114,000 based on the amount that the fair market value of the Company's common stock exceeded the exercise price on the date the options were approved by the stockholders. The Company began in July 1993 to amortize such deferred compensation over approximately five years and has recorded compensation expense of approximately $6,000, $15,000, and $18,000 in 1997, 1996 and 1995, respectively. There are currently options to purchase 190,535 shares of common stock outstanding under the plan at exercise prices ranging from $1.47 to $8.75 per share. By its terms, the plan terminated on December 31, 1997 (although such event does not affect outstanding options granted under the plan).

     The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

                                                1997     1996      1995
                                                ----     ----      ----
              Expected Life (years) . . . .      1.0      8.7       7.0
              Interest Rate . . . . . . . .     5.54%    6.13%     5.38%
              Volatility  . . . . . . . . .     93.1%   111.1%    117.6%

     A summary of the status of the Company's 1986 plan, 1993 plan and nonemployee directors' stock option plans as of December 31, 1997, 1996 and 1995 and changes during the years ending on those dates is presented below:

                                         1997                              1996                              1995
                               ----------------------------  --------------------------------  ------------------------------
                                           WEIGHTED-AVERAGE                 WEIGHTED-AVERAGE                 WEIGHTED-AVERAGE
          OPTIONS              SHARES       EXERCISE PRICE      SHARES       EXERCISE PRICE       SHARES       EXERCISE PRICE
---------------------------    ---------   ----------------  -------------  -----------------  -----------   ----------------
 Outstanding at beginning
   of year . . . . . . .       2,442,701        $2.08         2,611,602          $2.02           2,270,748          $2.58
   Granted . . . . . . .          46,800        $1.39           489,345          $1.99             813,779          $2.13
   Exercised . . . . . .              --           --          (458,133)         $1.74             (41,454)         $1.79
   Forfeited/Cancelled .        (489,992)       $2.08          (200,113)         $2.05            (431,471)         $2.99
                               ---------                      ---------                          ---------
 Outstanding at end of
   year  . . . . . . . .       1,999,509        $2.06         2,442,701          $2.08           2,611,602          $2.02
                               ---------                      ---------                          ---------
                               ---------                      ---------                          ---------
 Options exercisable at
   year-end  . . . . . .       1,441,568        $2.09         1,278,836          $2.08           1,095,860          $1.92
                               ---------                      ---------                          ---------
                               ---------                      ---------                          ---------
 Weighted-average fair
   value of options
   granted during the
   year  . . . . . . . .           $0.52                          $1.78                              $1.92


                                 CORTECH, INC.

                                DECEMBER 31, 1997


The Company has granted other options to certain directors and consultants:

                                            1997                                1996                                1995
                                 ----------------------------     ------------------------------   -------------------------------
                                             WEIGHTED-AVERAGE                   WEIGHTED-AVERAGE                 WEIGHTED-AVERAGE
            OPTIONS               SHARES      EXERCISE PRICE       SHARES        EXERCISE PRICE      SHARES       EXERCISE PRICE
------------------------------   --------    ----------------     --------      ----------------   -----------  ------------------
 Outstanding at beginning of
   year  . . . . . . . . . .     160,584          $3.92           141,734            $4.16          381,484            $4.13
   Granted . . . . . . . . .          --             --            38,750            $1.25               --               --
   Exercised . . . . . . . .          --             --           (15,900)           $1.80               --               --
   Forfeited/Cancelled . . .     (15,000)         $6.00            (4,000)           $2.60         (239,750)           $3.99
                                 -------                          -------                          --------
 Outstanding at end of
   year  . . . . . . . . . .     145,584          $3.71           160,584            $3.92          141,734            $4.16
                                 -------                          -------                          --------
                                 -------                          -------                          --------
 Options exercisable at
   year-end  . . . . . . . .     131,755          $3.86           137,002            $4.27          135,027            $4.44
                                 -------                          -------                          --------
                                 -------                          -------                          --------
 Weighted-average fair value
   of options granted during
   the year  . . . . . . . .          --                            $2.73                                --


The following table summarizes information about stock options outstanding at December 31, 1997.

                                           OPTIONS OUTSTANDING                              OPTIONS EXERCISABLE
                           -----------------------------------------------------    ----------------------------------
                             NUMBER       WEIGHTED-AVERAGE                             NUMBER
        RANGE OF           OUTSTANDING       REMAINING          WEIGHTED-AVERAGE    EXERCISABLE     WEIGHTED-AVERAGE
     EXERCISE PRICES       AT 12/31/97    CONTRACTUAL LIFE       EXERCISE PRICE     AT 12/31/97       EXERCISE PRICE
----------------------     -----------    ----------------      ----------------    -----------     ------------------
$ .69 - $1.00 . . . . .         24,000         8.41                $0.95               20,000             $1.00
$1.38 - $2.00 . . . . .      1,273,654         7.26                $1.73              942,217             $1.75
$2.06 - $3.00 . . . . .        772,483         6.95                $2.53              541,150             $2.55
$3.06 - $3.75 . . . . .         25,372         6.81                $3.50               20,372             $3.49
$8.00 - $8.75 . . . . .         49,584         4.31                $8.06               49,584             $8.06
                           -----------                                              ---------
                             2,145,093                                              1,573,323
                           -----------                                              ---------
                           -----------                                              ---------

     During 1992, the Company granted options to purchase 50,000 shares of the Company's common stock at $2.60 per share to the former president of the Company. These options began vesting upon the occurrence of certain events. The Company recorded $170,000 in deferred compensation based on the difference between the fair value of the underlying common stock on the date the specified event occurred and the exercise price of $2.60 per share. Deferred compensation is being amortized over the applicable vesting periods. In connection with these options, the Company has recorded amortization expense of approximately $20,000 in 1997 and $34,000 in each of 1996 and 1995.

STOCK PURCHASE PLAN

     In December 1992, the Board of Directors approved an employee stock purchase plan. Under the terms of the plan, 300,000 shares of the Company's common stock have been authorized for purchase by eligible employees as specified by the Board of Directors. Eligible employees shall be granted the right to purchase shares with a percentage of such employees' earnings at the lesser of 85% of the fair market value of the common stock on the offering date or exercise date. Under the plan, employees purchased 5,839 shares of the Company's common stock in 1997 at $0.66 per share; 20,590 shares in 1996 at $1.33, $1.91, $2.55 and $2.18 per share and 46,860 shares in 1995 at $1.91,
$2.18 and $2.31 per share. In November 1997, the employee stock purchase plan was effectively suspended pending further action by the Board of Directors.

                                 CORTECH, INC.

                                DECEMBER 31, 1997

     For disclosure purposes under SFAS No. 123, compensation cost is recognized for the fair value of the employees' purchase rights, which was estimated using the Black-Scholes model with the following assumptions.

                                           1997        1996         1995
                                           ----        ----         ----
Expected Life (years). . . . . . . . .       1.0         1.0          1.0
Interest Rate. . . . . . . . . . . . .     5.54%       6.13%        5.38%
Volatility . . . . . . . . . . . . . .     93.1%      111.1%       117.6%


     The weighted-average fair value of those purchase rights granted in 1997, 1996 and 1995 was $0.33, $1.49 and $1.59, respectively.

WARRANTS

     Warrants to purchase shares of the Company's common stock, are as follows:

                                                          NUMBER OF SHARES
                                                -----------------------------------
                                EXERCISE PRICE    DIRECTORS
                                  PER SHARE     AND OFFICERS    OTHERS      TOTAL
                                --------------  ------------  ----------  ---------
Outstanding and exercisable
  at December 31, 1995 . . . .   $4.00-$10.00      20,889     1,736,219   1,757,108
  Expired. . . . . . . . . . .   $4.00-$ 6.00          --      (477,344)   (477,344)
                                                ------------  ----------  ---------
Outstanding and exercisable
  at December 31, 1996 . . . .   $4.00-$10.00      20,889     1,258,875   1,279,764
  Expired. . . . . . . . . . .   $4.00-$ 8.00     (20,889)     (904,031)   (924,920)
                                                ------------  ----------  ---------
Outstanding and exercisable
  at December 31, 1997 . . . .         $10.00          --       354,844     354,844
                                                ------------  ----------  ---------
                                                ------------  ----------  ---------

     The remaining warrants expire on December 31, 1998 (Note 7).

REGISTRATION RIGHTS

     Investors in the CP-0127 Development Corporation ("CDC") offering (Note 7) are entitled to certain piggyback registration rights with respect to shares of common stock they hold or may acquire on exercise of the warrants received in the CDC offering or the common stock which may be used by the Company to exercise its option to repurchase the CDC shares. At December 31, 1997, CDC investors owned 750 shares of Cortech common stock and owned warrants for the purchase of 354,844 common shares. Furthermore, 219,689 common shares acquired through the exercise of warrants carry similar piggyback registration rights.

(5)  INCOME TAXES

     As of December 31, 1997, the Company has approximately $77.2 million of net operating loss ("NOL") carry forwards for income tax purposes and approximately $2.9 million of research and development tax credits available to offset future federal income tax, subject to limitations for alternative minimum tax. The NOLs and credit carry forwards are subject to examination by the tax authorities and expire in various years from 1998 through 2012, with approximately $74.3 million of the NOL and $2.7 million of the credits expiring from 2005 through 2012.

                                 CORTECH, INC.

                                DECEMBER 31, 1997

     The components of the net deferred income tax asset at December 31, 1997 and 1996 were as follows:

                                                      INCREASE
                                          1997       (DECREASE)       1996
                                     ------------  -----------   ------------
Net operating loss carry forwards .  $ 29,998,000  $ 2,418,000   $ 27,580,000
Research and development credits  .     2,880,000       45,000      2,835,000
Depreciation expense  . . . . . . .     2,358,000      224,000      2,134,000
Compensated absences  . . . . . . .        25,000      (45,000)        70,000
Less: Valuation allowance . . . . .   (35,261,000)  (2,642,000)   (32,619,000)
                                     ------------  -----------   ------------
                                     $     --      $     --      $     --
                                     ------------  -----------   ------------
                                     ------------  -----------   ------------

     The Company has not yet achieved profitable operations. Accordingly, management believes the deferred tax assets as of December 31, 1997 and 1996, do not satisfy the realization criteria set forth in SFAS No. 109 and has recorded a valuation allowance for the entire net tax asset.

     By recording a valuation allowance for the entire amount of future tax benefits, the Company has not recognized a benefit provision for income taxes in its statements of operations. The difference between the Company's recorded income tax benefit and that computed by applying the statutory Federal income tax rate to its net loss before income taxes is due primarily to the valuation allowance established to offset the Company's net deferred tax asset. The valuation allowance increased $2.6 million in 1997 due primarily to increases in the Company's net operating losses and research and development credits.

     Included in the net operating loss carry forward is approximately $1.7 million related to income tax deductions for the Company's stock option plans. The tax benefit of such deductions will be recorded as an increase to additional paid-in capital when realized.

     The Tax Reform Act of 1986 contains provisions that may limit the NOL and credit carry forwards available to be used in any given year upon the occurrence of certain events, including significant changes in ownership interest. A change in ownership of a company of greater than 50% within a three-year period results in an annual limitation on the company's ability to utilize its NOLs and tax credits from tax periods prior to the ownership change. Due to changes in ownership that took place in 1993 and changes that would take place upon the proposed Merger (see Note 1), the Company's use of operating loss and tax credit carry forwards is subject to such limitations.

(6)  COMMITMENTS

     The Company has various noncancellable operating leases for its office and laboratory space. Rent expense for these facilities was approximately $427,000, $443,000, and $585,000 in 1997, 1996 and 1995, respectively. Future minimum cash obligations under these leases are as follows:


     YEARS ENDING DECEMBER 31,
     -------------------------
     1998 . . . . . . . . . . . . . . .     $201,000
     1999 . . . . . . . . . . . . . . .       25,000
                                            --------
                                            $226,000
                                            --------
                                            --------

(7)  CP-0127 DEVELOPMENT CORPORATION

     In February 1992, the Company completed a private placement of 709,687 units (as discussed below) to unrelated third parties representing total subscriptions of approximately $8,516,000. Under the terms of the subscription agreements, one third of the total amount subscribed was paid at closing (approximately $2,839,000); one third was paid April 30, 1992; and the final installment was paid July 31, 1992. Each unit was comprised of one share of CDC common stock and three warrants, of which one warrant expired on December 31, 1996 and one warrant expired on December 31, 1997. Each remaining warrant represents the right to purchase one half of one

                                 CORTECH, INC.

                                DECEMBER 31, 1997

share of the Company's common stock for $10.00 per share and expires on December 31, 1998 (Note 4). The net proceeds received by CDC have been allocated to CDC as consideration for its common stock and to the Company for the issuance of the warrants in the amounts of approximately $5,284,000 and $3,232,000, respectively. Such allocation was based on the relative fair market value of the Company's warrants and the CDC common stock. In connection with the formation of CDC, the Company granted to CDC, under the terms of a technology license agreement, an exclusive license to certain technology for human pharmaceutical use within the United States, Canada and Europe for $1,000,000. CDC, in turn, granted to Cortech a world-wide exclusive right and license to the technology that is developed by Cortech.

     CDC has 709,687 common shares issued and outstanding at December 31, 1997. All such stockholders acquired their shares through the purchase of the above units.

     In connection with the technology license agreement referred to above, the Company entered into a research and development agreement with CDC whereby the Company performed research and development activities to further develop the licensed technology and was paid for such services on a cost reimbursement basis. CDC also paid the Company for its allocable share of certain overhead costs. The cost to fully develop the licensed technology has exceeded the research and development funding provided by CDC. Such additional costs have been and would continue to be borne by the Company and/or its corporate partners. As of December 31, 1997, the Company was not engaged in active development of any compounds covered by the license agreement. The Company would be responsible for manufacturing and marketing of CDC's products, if any, in the United States, Canada and Europe and would be required to make royalty payments to CDC based on future product revenues, if any, subject to the purchase option discussed below.

     The Company has been granted an option by the purchasers of the CDC common stock to purchase all, but not less than all, of the 709,687 shares of CDC common stock outstanding. The purchase option is exercisable at any date before December 31, 1998, and is based on an exercise price of $75.40 per share of CDC common stock in 1998. The option may be exercised in cash, common stock of the Company or any combination thereof.

     The Company's chief executive officer is also an officer of CDC. In addition, the Company's chief executive officer and one of the Company's directors are also directors of CDC.

(8)  EMPLOYEE RETIREMENT PLAN

     The Company provides a defined contribution 401(k) plan for eligible employees. Employee contribution to the plan is voluntary. In 1994, the Company voluntarily began contributing an amount equal to 25% of a covered employee's contribution to a maximum of 1% of compensation. The Company's contributions to the plan totaled $21,000 in 1997, $32,000 in 1996 and $45,000 in 1995.