Form 10-Q
period 1998-03-31
CORTECH INC
filed 1998-05-15
CIK 728478

================================================================================

                     SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                              ---------------------

                                   FORM 10-Q

                              ---------------------

(MARK ONE)
   X   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
------ EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1998 OR

       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES ------ EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ____________________
       TO ______________________.


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

                              ---------------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                Yes  x   No
                                    ---     ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

     Common Stock $0.002 par value                     18,523,918
     ------------------------------         ------------------------------
             (Class)                        (Outstanding at April 30, 1998)

================================================================================

                                 CORTECH, INC.

                                     INDEX


PART I.   FINANCIAL INFORMATION                                       PAGE NO.
                                                                      --------
Item  1.  Financial Statements and Notes (unaudited)

          Balance Sheets - March 31, 1998
            and December 31, 1997. . . . . . . . . . . . . . . . . . .     3

          Statements of Operations -
            for the three months ended
            March 31, 1998 and 1997. . . . . . . . . . . . . . . . . .     4

          Statements of Cash Flows -
            for the three months ended
            March 31, 1998 and 1997. . . . . . . . . . . . . . . . . .     5

          Notes to Financial Statements. . . . . . . . . . . . . . . .     6

Item  2.  Management's Discussion and
            Analysis of Financial Condition
            and Results of Operations. . . . . . . . . . . . . . . . .     7

Item  3.  Quantitative and Qualitative Disclosures
            About Market Risk. . . . . . . . . . . . . . . . . . . . .     9


PART II.  OTHER INFORMATION

Item  1.  Legal Proceedings. . . . . . . . . . . . . . . . . . . . . .     9

Item  5.  Other Information. . . . . . . . . . . . . . . . . . . . . .    10

Item  6.  Exhibits and Reports on Form 8-K . . . . . . . . . . . . . .    10

SIGNATURES . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    11

                                     PART I

ITEM 1.  FINANCIAL STATEMENTS AND NOTES.

                                  CORTECH, INC.

                                 BALANCE SHEETS
              (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

                                     ASSETS

                                                        MARCH 31,  DECEMBER 31,
                                                          1998        1997
                                                        ---------  ------------
CURRENT ASSETS
  Cash and cash equivalents . . . . . . . . . . . . .   $ 14,315     $ 11,562
  Short-term investments (Note 2) . . . . . . . . . .          -        3,841
  Prepaid expenses and other. . . . . . . . . . . . .        279          308
                                                        --------     --------
      Total current assets. . . . . . . . . . . . . .     14,594       15,711
                                                        --------     --------

PROPERTY AND EQUIPMENT, at cost
  Leasehold improvements. . . . . . . . . . . . . . .      5,118        8,026
  Office furniture and equipment. . . . . . . . . . .      2,300        2,300
                                                        --------     --------
                                                           7,418       10,326
  Less - Accumulated depreciation and amortization. .     (7,082)      (9,592)
                                                        --------     --------
                                                             336          734
                                                        --------     --------
        Total Assets. . . . . . . . . . . . . . . . .   $ 14,930     $ 16,445
                                                        --------     --------
                                                        --------     --------


               LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Accounts payable. . . . . . . . . . . . . . . . . .   $    707     $    600
  Accrued liabilities . . . . . . . . . . . . . . . .         33          162
  Accrued vacation and other compensation . . . . . .        160          264
  Advances from corporate partners. . . . . . . . . .         45           36
                                                        --------     --------
        Total current liabilities . . . . . . . . . .        945        1,062
                                                        --------     --------

STOCKHOLDERS' EQUITY
  Preferred stock, $.002 par value, 2,000,000 shares
    authorized, none issued . . . . . . . . . . . . .          -            -
  Common stock, $.002 par value, 50,000,000 shares
    authorized 18,523,918 shares issued and
    outstanding . . . . . . . . . . . . . . . . . . .         37           37
  Warrants. . . . . . . . . . . . . . . . . . . . . .      1,077        1,077
  Additional paid-in capital. . . . . . . . . . . . .     98,909       98,909
  Deferred compensation . . . . . . . . . . . . . . .          -           (1)
  Accumulated deficit . . . . . . . . . . . . . . . .    (86,038)     (84,639)
                                                        --------     --------
        Total stockholders' equity. . . . . . . . . .     13,985       15,383
                                                        --------     --------
        Total Liabilities and Stockholders' Equity. .   $ 14,930     $ 16,445
                                                        --------     --------
                                                        --------     --------

           The accompanying notes to financial statements are an integral part of these statements.

                                 CORTECH, INC.

                            STATEMENTS OF OPERATIONS
               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

                                                    FOR THE THREE MONTHS ENDED
                                                  -------------------------------
                                                  MARCH 31, 1998   MARCH 31, 1997
                                                  --------------   --------------
REVENUES:
  Sponsored research and development (Note 3)
    Ono . . . . . . . . . . . . . . . . . . . .    $         -      $     1,446
    SB. . . . . . . . . . . . . . . . . . . . .              -              435
                                                   -----------      -----------
      Total revenues. . . . . . . . . . . . . .              -            1,881
                                                   -----------      -----------

EXPENSES:
  Research and development. . . . . . . . . . .            288            2,334
  General and administrative. . . . . . . . . .          1,522              757
                                                   -----------      -----------
      Total expenses. . . . . . . . . . . . . .          1,810            3,091
                                                   -----------      -----------
      Operating loss. . . . . . . . . . . . . .         (1,810)          (1,210)
                                                   -----------      -----------
Interest income . . . . . . . . . . . . . . . .            196              313
Gain on disposition of property and equipment .            215                -
                                                   -----------      -----------
NET LOSS. . . . . . . . . . . . . . . . . . . .    $    (1,399)     $      (897)
                                                   -----------      -----------
                                                   -----------      -----------

  Basic net loss per share. . . . . . . . . . .    $     (0.08)     $     (0.05)
                                                   -----------      -----------
                                                   -----------      -----------

  Weighted average common shares
    outstanding . . . . . . . . . . . . . . . .     18,523,918       18,518,079
                                                   -----------      -----------
                                                   -----------      -----------

           The accompanying notes to financial statements are an integral part of these statements.

                                 CORTECH, INC.

                           STATEMENTS OF CASH FLOWS
                                (in thousands)

                                                      FOR THE THREE MONTHS ENDED
                                                     ------------------------------
                                                     MARCH 31, 1998  MARCH 31, 1997
                                                     --------------  --------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss . . . . . . . . . . . . . . . . . . . .      $(1,399)        $  (897)
  Adjustments to reconcile net loss to net cash
   used in operating activities -
    Depreciation and amortization. . . . . . . . .          317             459
    Gain on disposition of equipment . . . . . . .          (90)              -
    Research and compensation expense related to
     grant of options, including amortization of
     deferred compensation . . . . . . . . . . . .            1              14
    Decrease in prepaid expenses and other . . . .           29             689
    Decrease (increase) in accounts payable. . . .          107            (182)
    Increase (decrease) in advances from
     corporate partner . . . . . . . . . . . . . .            9            (528)
    (Decrease) in accrued liabilities, accrued
     vacation and other compensation . . . . . . .         (233)            (21)
    Increase in unearned income. . . . . . . . . .            -              29
                                                        -------         -------
      Net cash used in operating activities. . . .       (1,259)           (437)
                                                        -------         -------



CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of property and equipment. . . . . . .            -             (29)
  Proceeds from sales of property and equipment. .          171               -
  Purchases of short-term investments. . . . . . .           (9)         (7,042)
  Sales of short-term investments. . . . . . . . .        3,850           6,350
                                                        -------         -------
    Net cash provided by (used in) investing
     activities. . . . . . . . . . . . . . . . . .        4,012            (721)
                                                        -------         -------

NET INCREASE (DECREASE) IN CASH AND CASH
  EQUIVALENTS. . . . . . . . . . . . . . . . . . .        2,753          (1,158)
CASH AND CASH EQUIVALENTS, beginning of period . .       11,562           7,792
                                                        -------         -------
CASH AND CASH EQUIVALENTS, end of period . . . . .      $14,315         $ 6,634
                                                        -------         -------
                                                        -------         -------

SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING
 ACTIVITIES:
  Note receivable for sale of property and
   equipment . . . . . . . . . . . . . . . . . . .      $   125         $     -
                                                        -------         -------
                                                        -------         -------

           The accompanying notes to financial statements are an integral part of these statements.

                                CORTECH, INC.

                        NOTES TO FINANCIAL STATEMENTS
                                 March 31, 1998

(1)  SIGNIFICANT ACCOUNTING POLICIES

     The balance sheet at March 31, 1998 and the related statements of operations and statements of cash flows for the three-month periods ended March 31, 1998 and 1997 are unaudited, but in management's opinion include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of such financial statements. Interim results are not necessarily indicative of results for a full year. The accompanying financial statements should be read in conjunction with the financial statements as of and for the year ended December 31, 1997 (included in the Company's 1997 Annual Report on Form 10-K filed with the Securities and Exchange Commission).

     Certain items in the prior period have been reclassified to conform to the current presentation.

NEW ACCOUNTING PRONOUNCEMENT

     In March 1998, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting of Comprehensive Income". Management believes the adoption of SFAS 130 will not have a significant impact on the Company's financial position and results of operations.

(2)  SHORT-TERM INVESTMENTS

     Under SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities," the Company's short-term investments held as of March 31, 1997, which consisted entirely of government securities, were classified as available-for-sale. These securities matured on various dates through August 1997.

(3) RESEARCH AND DEVELOPMENT AGREEMENTS

     In November 1995, Cortech entered into a worldwide product development and license agreement with SmithKline Beecham ("SB") for the development of Bradycor-TM-. In March 1997, SB and the Company agreed to terminate their collaboration when a Phase II trial of Bradycor in patients with traumatic brain injury failed to demonstrate a statistically significant benefit of the compound on intracranial pressure, the primary endpoint of the trial.

     During the first quarter of 1997, Cortech received $1.5 million from Ono Pharmaceutical Co., Ltd. ("Ono") for work to be performed over the next six months (under an agreement signed in March 1995 and amended in April 1997) to develop an oral elastase inhibitor. Of this amount, $1.4 million was recorded as unearned income and was recognized as revenue over the following six months (including $246,000 in the first quarter of 1997). Under the terms of the amended agreement, Ono assumed all responsibilities for research activities during the final six-month period of the collaborative project (which terminated on March 14, 1998). As a result of this reallocation of responsibilities, Ono was not required to pay the Company $1.5 million in research funding to offset the costs that the Company would otherwise have incurred under the agreement during such final six-month period.

(4) OTHER

     On February 27, 1998, a complaint was filed in the New Castle County, Delaware Court of Chancery naming the Company, the Company's directors and BioStar, Inc. ("BioStar") as defendants. The complaint, filed by a stockholder of the Company, claims to be on behalf of a class of all the Company's stockholders and contends that the directors of the Company breached their fiduciary duties to the Company's stockholders when they unanimously approved the proposed combination with BioStar. The complaint seeks to enjoin the proposed combination with BioStar as well as the operation of the Company's stockholder rights plan and seeks an order rescinding the proposed combination with BioStar upon its consummation as well as compensatory damages and costs. The Company believes that the claims are without merit and intends to vigorously defend against this suit. Although there can be no assurances in this regard, the Company believes that the suit will have no material adverse effect on the Company because the Company (i) believes that the claimant will not prevail on the merits, (ii) has insurance which it believes will cover the cost of defending this claim (except for a $75,000 deductible amount) and
(iii) has terminated the agreement which provided for the proposed combination with BioStar.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

     THE FOLLOWING DISCUSSION AND ANALYSIS SHOULD BE READ IN CONJUNCTION WITH THE COMPANY'S 1997 ANNUAL REPORT ON FORM 10-K AS WELL AS THE COMPANY'S FINANCIAL STATEMENTS AND NOTES THERETO INCLUDED ELSEWHERE IN THIS QUARTERLY REPORT ON FORM 10-Q. WHEN USED IN THIS DISCUSSION, THE WORD "EXPECTS" AND SIMILAR EXPRESSIONS ARE INTENDED TO IDENTIFY FORWARD-LOOKING STATEMENTS. SUCH STATEMENTS ARE SUBJECT TO RISKS AND UNCERTAINTIES THAT COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE PROJECTED. SUCH RISKS AND UNCERTAINTIES INCLUDE, BUT ARE NOT LIMITED TO, THE RISKS DISCUSSED BELOW AS WELL AS THE RISKS DISCUSSED IN THE SECTIONS ENTITLED "RISK FACTORS" AND "CORTECH BUSINESS" IN THE COMPANY'S 1997 ANNUAL REPORT ON FORM 10-K. THE FORWARD-LOOKING STATEMENTS CONTAINED HEREIN SPEAK ONLY AS OF THE DATE HEREOF. THE COMPANY EXPRESSLY DISCLAIMS ANY OBLIGATION OR UNDERTAKING TO RELEASE PUBLICLY ANY UPDATES OR REVISIONS TO ANY FORWARD-LOOKING STATEMENTS CONTAINED HEREIN TO REFLECT ANY CHANGE IN THE COMPANY'S EXPECTATIONS WITH REGARD THERETO OR ANY CHANGE IN EVENTS, CONDITIONS OR CIRCUMSTANCES ON WHICH ANY SUCH STATEMENT IS BASED.

GENERAL

     Cortech is a biopharmaceutical company whose principal focus has been the discovery and development of novel therapeutics for the treatment of inflammatory disorders. Specifically, the Company has directed its research and development efforts principally toward protease inhibitors and bradykinin antagonists. These efforts have produced certain intellectual property rights.

     In response to disappointing test results and its loss of collaborative partner support, the Company has (i) implemented a series of reductions in force over the past, approximately three-and-one-half years (which has reduced the number of full time, regular employees from more than 200 to fewer than
15) and (ii) effectively discontinued all internal research and development activities. In addition, the Company is currently decommissioning its laboratories, has sold most of its scientific and technical equipment and plans to sell most of its office furniture and equipment and, where possible, its leasehold improvements.

     As a result of these actions, the Company no longer has the staff or operative facilities required to recommence internal research and development activities. The Company has retained a core group of professionals who, among other things, are actively engaged in ongoing efforts to realize appropriate value from the Company's tangible and intangible assets. It is uncertain, however, whether the Company will be able to retain employees with sufficient knowledge and experience to realize appropriate value from the Company's intangible assets.

     In light of the above, the Company's management has focused on evaluating various strategic alternatives. As a result, on December 22, 1997, the Company entered into an Agreement and Plan of Merger and Reorganization (the "Reorganization Agreement") with BioStar, Inc., a privately held diagnostics company based in Boulder, Colorado ("BioStar"). The Reorganization Agreement provided, among other things, (i) for the combination of the Company and BioStar and (ii) that either the Company or BioStar could terminate the Reorganization Agreement if the combination was not consummated on or before May 31, 1998. Because the Company and BioStar determined that the combination was not likely to occur by such deadline, on May 7, 1998, the parties mutually elected to terminate the Reorganization Agreement to allow both the Company and BioStar to consider other alternatives.

     The Company's management is currently evaluating the Company's strategic alternatives in light of the termination of the Reorganization Agreement.

RESULTS OF OPERATIONS

REVENUES

    Revenues from research and development decreased from $1.9 million in the first quarter of 1997 to zero in the first quarter of 1998. The decrease in revenues resulted primarily from an April 1997 amendment to the Ono Agreement (defined below) with Ono Pharmaceutical Co. Ltd. ("Ono"), which terminated the obligation of Ono to make further research payments to the Company, and the discontinuation, as of March 1997, of the Company's collaboration with SmithKline Beecham ("SB"). The Company expects no further payments from Ono or SB.

     In the first quarter of 1997, (i) the Company recognized as revenue $435,000 received from SB for work performed in connection with Bradycor clinical trials and (ii) the Company received $1.5 million from Ono for work performed in 1997 under a contract to develop an oral elastase inhibitor (the "Ono Agreement"). Pursuant to the Ono Agreement, the Company had received an additional $1.3 million in 1996, $1.2 million of which was recorded as revenue in the first quarter of 1997 (as a result of work performed in the first quarter of 1997 by the Company). Of the $1.5 million received from Ono in the first quarter of 1997 under the Ono Agreement, the Company recognized $246,000 as revenue in the first quarter of 1997. Under the terms of the Ono Agreement, as amended in April 1997, Ono assumed all responsibilities for research activities which were conducted during the final six months of the collaborative project (which terminated on March 14, 1998). As a result, Ono was not required to pay the Company the last scheduled $1.5 million in research funding to offset certain costs that the Company would otherwise have incurred.

RESEARCH AND DEVELOPMENT

     Expenses for research and development decreased from $2.3 million in the first quarter of 1997 to $300,000 in the first quarter of 1998. This decrease was due primarily to the cessation of internal research and development activities by the Company in late 1997.

GENERAL AND ADMINISTRATIVE

     General and administrative expenses increased from $757,000 in the first quarter of 1997 to $1.5 million in the first quarter of 1998. The increase was due substantially to certain costs related to the proposed combination with BioStar ($242,000), costs related to stockholder litigation ($91,000) and certain severance payments to former employees ($81,000), with the remainder of the increase attributable to certain overhead costs that would otherwise have been allocated to research and development expenses had the Company's internal research and development efforts not been ceased in late 1997 ($391,000).

NET LOSS

    The net loss for the first quarter ended March 31, 1998 increased to $1.4 million from $897,000 for the first quarter ended March 31, 1997. The increase was due principally to a decrease in revenues and increased general and administrative expenses, although the increase was partially offset by a decrease in research and development expenses.

LIQUIDITY AND CAPITAL RESOURCES

     At March 31, 1998, the Company had cash, cash equivalents and short-term investments totaling $14.3 million, compared to $15.4 million at December 31, 1997. The Company's net cash used in operating activities totaled $1.3 million for the three months ended March 31, 1998, as compared to $437,000 in the first quarter of 1997. The Company's expenditures, net of depreciation and non-cash charges, decreased from $2.6 million in the first quarter of 1997 to $1.2 million in the first quarter of 1998. This decrease reflects the cessation of internal research and development activities by the Company in late 1997 and the effects of the restructurings implemented by the Company in May and November 1997.

     In January 1998, the Company sold certain leasehold improvements for $150,000 in cash and a note receivable of $125,000 payable in July 1998 which resulted in a gain of $215,000. There can be no assurances that any of the Company's remaining assets can be sold for book value, if at all.

     The Company presently expects to receive no revenues from sponsored arrangements for internal research and development in 1998 (or future years).

    From its inception through March 31, 1998, the Company raised cash totaling $97.1 million from the sale of equity securities, including $33.6 million in net proceeds from its November 1992 initial public offering and $37.7 million in net proceeds from its October 1993 follow-on public offering.

     The Company has experienced net losses and negative cash flows from operations each year since inception and has incurred an accumulated deficit of $86.0 million through March 31, 1998.

ITEM 3.  QUALITATIVE AND QUANTITATIVE DISCLOSURE ABOUT MARKET RISK.

     No information is presented for this Item (the Company is not presently required to prepare or provide this information pursuant to Instructions to
Item 305 of Regulation S-K).


                                   PART II


ITEM 1.  LEGAL PROCEEDINGS.

     On February 27, 1998, a complaint was filed in the New Castle County, Delaware Court of Chancery naming the Company, the Company's directors and BioStar as defendants. The complaint, filed by a stockholder of the Company, claims to be on behalf of a class of all the Company's stockholders and contends that the directors of the Company breached their fiduciary duties to the Company's stockholders when they unanimously approved the proposed combination with BioStar. The complaint seeks to enjoin the proposed combination with BioStar as well as the operation of the Company's stockholder rights plan and seeks an order rescinding the proposed combination with BioStar upon its consummation as well as compensatory damages and costs. The Company believes that the claims are without merit and intends to vigorously defend against this suit. Although there can be no assurances in this regard, the Company believes that the suit will have no material adverse effect on the Company because the Company (i) believes that the claimant will not prevail on the merits, (ii) has insurance which it believes will cover the cost of defending this claim (except for a $75,000 deductible amount) and (iii) has terminated the Reorganization Agreement which provided for the proposed combination with BioStar.

ITEM 5.  OTHER INFORMATION.

     TERMINATION OF MERGER AGREEMENT

     On December 22, 1997, the Company entered into the Reorganization Agreement with BioStar. The Reorganization Agreement provided, among other things, (i) for the combination of the Company and BioStar and (ii) that either the Company or BioStar could terminate the Reorganization Agreement if the combination was not consummated on or before May 31, 1998. Because the Company and BioStar determined that the combination was not likely to occur by such deadline, on May 7, 1998 the parties mutually elected to terminate the Reorganization Agreement to allow both the Company and BioStar to consider other alternatives.

     DELISTING NOTIFICATION FROM THE NASDAQ STOCK MARKET, INC.

     The Company has been advised by The Nasdaq Stock Market, Inc. ("Nasdaq") that the Company's Common Stock will be delisted from the Nasdaq National Market due to (i) Nasdaq's assessment that the Company is operating analogous to a "public shell" and (ii) a bid price for the Company's Common Stock of less than $1.00 per share. Nasdaq has advised the Company that the Company's Common Stock would be delisted with the opening of the market on May 1, 1998; however, the Company has appealed the delisting to Nasdaq's Listing and Hearing Review Committee and delisting of the Company's Common Stock has been stayed during the pendency of such appeal.

     In reaching its decision with respect to the "public shell" determination, Nasdaq identified several factors, from its perspective, with respect to such determination (i) the Company presently has no revenue generating operations as identified in the Company's Annual Report on Form 10-K for the year ended December 31, 1997; (ii) the Company has only a minimal staff dedicated to exploiting the Company's intellectual property rights; (iii) the Company's principal asset is cash; and (iv) the Company's operational focus, at the time of Nasdaq's determination, was the potential combination with BioStar contemplated by the Reorganization Agreement.

     With respect to the minimum bid price of $1.00 per share of the Company's Common Stock, the Company had proposed consideration of a reverse split of the Company's Common Stock in connection with a stockholder vote on the proposed combination with BioStar. Insofar as a special stockholder meeting will not be held for a vote on the canceled Reorganization Agreement, the Company's management is presently evaluating a proposal for consideration of a reverse split of the Company's Common Stock at the Company's 1998 Annual Stockholder Meeting.

     The can be no assurances that the Company will be able to maintain the Nasdaq National Market listing for the Company's Common Stock (whether as a result of failure to meet the minimum bid price requirement, as a result of Nasdaq's assertion regarding the Company as analogous to a "public shell" or as a result of other requirements imposed by the Nasdaq National Market). The Company's management anticipates that the absence of the Nasdaq National Market listing for the Company's Common Stock would have an adverse effect on the market for, and potentially the market price of, the Company's Common Stock.

     If the Company's Common Stock is delisted from the Nasdaq National Market, the Company expects that brokers would continue to make a market in the Company's Common Stock on the OTC Bulletin Board.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

     a.   Exhibits

          Item     Description
          ----     -----------

          10.28 License Agreement dated November 13, 1996 between The Johns Hopkins University and the Company, as amended.

          27.1     Financial Data Schedule


     b.   Reports on Form 8-K

          On January 13, 1998, the Company filed a report on Form 8-K which discussed the Company's proposed combination with BioStar (which was originally announced on December 22, 1997) and included as Exhibit 2.1 the Agreement and Plan of Merger and Reorganization dated December 22, 1997 executed by the Company and BioStar. The Company filed no other reports on Form 8-K during the quarter ended March 31, 1998.

                            SIGNATURES


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 14th day of May, 1998.

                                       CORTECH, INC.

                                         (Registrant)



Date:   May 14, 1998                   By:       /s/ KENNETH R. LYNN
     -----------------------------        --------------------------------------
                                                     Kenneth R. Lynn
                                           PRESIDENT, CHIEF EXECUTIVE OFFICER
                                           AND ACTING CHIEF FINANCIAL OFFICER
                                           (PRINCIPAL EXECUTIVE, ACCOUNTING AND
                                           FINANCIAL OFFICER)