Form 10-Q
period 1998-06-30
CORTECH INC
filed 1998-08-14
CIK 728478

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------
                                   UNITED STATES

                         SECURITIES AND EXCHANGE COMMISSION
                               Washington, D.C. 20549

                                      FORM 10-Q

(MARK ONE)
    X          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
---------      SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED
               JUNE 30, 1998 OR

               TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
---------      SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM
               _____________________ TO _________________.


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
                          Yes      X          No
                                -------            -------

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

     COMMON STOCK $0.002 PAR VALUE                      18,523,918
               (Class)                        (Outstanding at July 31, 1998)

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                                   CORTECH, INC.

                                       INDEX

PART I.   FINANCIAL INFORMATION                                            PAGE NO.
                                                                           --------
Item  1.       Financial Statements and Notes

               Balance Sheets --
                    June 30, 1998 and
                    December 31, 1997....................................     3

               Statements of Operations --
                    for the three and six months ended
                    June 30, 1998 and 1997...............................     4

               Statements of Cash Flows --
                    for the six months ended
                    June 30, 1998 and 1997...............................     5

               Notes to Financial Statements.............................     6

Item  2.       Management's Discussion and Analysis of
               Financial Condition and Results of Operations.............     8

Item  3.       Qualitative and Quantitative Disclosure about Market
                    Risk.................................................    12

PART II.  OTHER INFORMATION

Item  1.       Legal Proceedings.........................................    13

Item  5.       Other Information.........................................    13

Item  6.       Exhibits and Reports on Form 8-K..........................    14


SIGNATURE................................................................    15

                                     PART I

ITEM 1.  FINANCIAL STATEMENTS AND NOTES.

                                 CORTECH, INC.

                                 BALANCE SHEETS
               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

                                  ASSETS

                                                                         JUNE 30, 1998    DECEMBER 31, 1997
                                                                         -------------    -----------------
                                                                          (Unaudited)
CURRENT ASSETS
    Cash and cash equivalents........................................      $   12,635         $   11,562
    Short-term investments (Note 3)..................................             --               3,841
    Prepaid expenses and other.......................................             169                308
                                                                           ----------         -----------
         Total current assets........................................          12,804             15,711
                                                                           ----------         -----------

PROPERTY AND EQUIPMENT, at cost
    Leasehold improvements...........................................           5,118              8,026
    Office furniture and equipment...................................           2,299              2,300
                                                                           ----------         -----------
                                                                                7,417             10,326
    Less -- Accumulated depreciation and amortization................          (7,194)            (9,592)
                                                                           ----------         -----------
                                                                                  223                734
                                                                           ----------         -----------
         Total assets................................................      $   13,027         $   16,445
                                                                           ----------         -----------
                                                                           ----------         -----------

                  LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
    Accounts payable.................................................      $      286         $      600
    Accrued liabilities..............................................              87                162
    Accrued vacation and other compensation..........................             100                264
    Advances from corporate partners.................................             --                  36
                                                                           ----------         -----------
         Total current liabilities...................................             473              1,062
                                                                           ----------         -----------

STOCKHOLDERS' EQUITY
    Preferred stock, $.002 par value,
      2,000,000 shares authorized, none issued.......................             --                 --
    Common stock, $.002 par value, 50,000,000 shares authorized
      18,523,918 shares issued and outstanding.......................              37                 37
    Warrants.........................................................           1,077              1,077
    Additional paid-in capital.......................................          98,909             98,909
    Deferred compensation............................................             --                  (1)
    Accumulated deficit..............................................         (87,469)           (84,639)
                                                                           ----------         -----------
         Total stockholders' equity..................................          12,554             15,383
                                                                           ----------         -----------
           Total liabilities and stockholders' equity................      $   13,027         $   16,445
                                                                           ----------         -----------
                                                                           ----------         -----------


               The accompanying notes to financial statements are an
                       integral part of these balance sheets.

                                 CORTECH, INC.


                            STATEMENTS OF OPERATIONS
               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

                                                        FOR THE THREE MONTHS ENDED             FOR THE SIX MONTHS ENDED
                                                    ---------------------------------       ---------------------------------
                                                    JUNE 30, 1998       JUNE 30, 1997       JUNE 30, 1998       JUNE 30, 1997
                                                    -------------       -------------       -------------       -------------
                                                     (Unaudited)         (Unaudited)         (Unaudited)         (Unaudited)
REVENUES
  Sponsored research and development (Note 4)
    Ono ......................................      $          --       $         738       $          --       $       2,183
    SB.........................................                22                 125                  22                 560
                                                    -------------       -------------       -------------       -------------
       Total revenues.........................                 22                 863                  22               2,743
                                                    -------------       -------------       -------------       -------------



EXPENSES
  Research and development.....................               150               1,705                 436               4,039
  General and administrative..................              1,498                 655               3,023               1,412
  Restructuring charge.........................               --                  665                 --                  665
                                                    -------------       -------------       -------------       -------------
       Total expenses .........................             1,648               3,025               3,459               6,116
                                                    -------------       -------------       -------------       -------------
         Operating loss........................            (1,626)             (2,162)             (3,437)             (3,373)
                                                    -------------       -------------       -------------       -------------
Interest income................................               183                 194                 379                 508
Gain on disposition of property and equipment.                 12                  --                 228                  --
                                                    -------------       -------------       -------------       -------------
NET LOSS......................................      $      (1,431)      $      (1,968)      $      (2,830)      $      (2,865)
                                                    -------------       -------------       -------------       -------------
                                                    -------------       -------------       -------------       -------------

  Basic net loss per share.....................     $       (0.08)      $       (0.11)      $       (0.15)      $       (0.15)
                                                    -------------       -------------       -------------       -------------
                                                    -------------       -------------       -------------       -------------

  Weighted average common shares
    outstanding................................        18,523,918          18,521,031          18,523,918          18,519,563
                                                    -------------       -------------       -------------       -------------
                                                    -------------       -------------       -------------       -------------

              The accompanying notes to financial statements are an
                        integral part of these statements.

                                 CORTECH, INC.

                            STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                    FOR THE SIX MONTHS ENDED
                                                               ---------------------------------
                                                               JUNE 30, 1998       JUNE 30, 1997
                                                               -------------       -------------
                                                                (Unaudited)         (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
  Net loss...................................................   $  (2,830)          $  (2,865)
  Adjustments to reconcile net loss
   to net cash used in operating activities --
    Depreciation and amortization............................         429                 878
    Gain on disposition of equipment.........................        (102)                 --
    Research and compensation expense related to grant
     of options, including amortization of deferred
     compensation............................................           1                  22
    Decrease in prepaid expenses and other...................         139                 618
    Decrease in accounts payable.............................        (314)               (251)
    Decrease in advances from corporate partners.............         (36)               (764)
    (Decrease) increase in accrued liabilities,
     accrued vacation and other compensation.................        (239)                261
    Decrease in unearned income..............................          --                (708)
                                                                 ---------          ----------
      Net cash used in operating activities..................      (2,952)             (2,809)
                                                                 ---------          ----------

CASH FLOWS FROM INVESTING ACTIVITIES
  Purchases of property and equipment........................          --                 (40)
  Proceeds from sales of property and equipment..............         184                  21
  Purchases of short-term investments........................          (9)            (14,460)
  Sales of short-term investments............................       3,850              13,350
                                                                 ---------          ----------
      Net cash provided by (used in) investing activities....       4,025              (1,129)
                                                                 ---------          ----------

CASH FLOWS FROM INVESTING ACTIVITIES
  Proceeds from issuance of common stock.....................          --                   4
                                                                 ---------          ----------
      Net cash provided by financing activities..............          --                   4
                                                                 ---------          ----------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS.........       1,073              (3,934)
CASH AND CASH EQUIVALENTS, beginning of period...............      11,562               7,792
                                                                 ---------          ----------
CASH AND CASH EQUIVALENTS, end of period.....................   $  12,635            $  3,858
                                                                 ---------          ----------
                                                                 ---------          ----------

SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING ACTIVITIES
  Note receivable from sale of property and equipment........   $     125            $     --
                                                                 ---------          ----------
                                                                 ---------          ----------

               The accompanying notes to financial statements are an
                        integral part of these statements.

                                 CORTECH, INC.

                          NOTES TO FINANCIAL STATEMENTS
                                 JUNE 30, 1998

(1)   ORGANIZATION

     In December of 1997 Cortech announced that it had signed a definitive merger agreement with Biostar, Inc., a privately held diagnostics company based in Boulder, Colorado ("BioStar"). However, the merger agreement was mutually terminated by BioStar and Cortech on May 7, 1998, in order to allow both Cortech and BioStar to consider other alternatives.

(2)   SIGNIFICANT ACCOUNTING POLICIES

    The balance sheet at June 30, 1998 and the related statements of operations and cash flows for the three and six month periods ended June 30, 1998 and 1997 are unaudited, but in management's opinion include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of such financial statements. Interim results are not necessarily indicative of results for a full year. The accompanying financial statements should be read in conjunction with the financial statements as of and for the year ended December 31, 1997 (included in the Company's 1997 Annual Report on Form 10-K filed with the Securities and Exchange Commission).

    Certain items in the prior period have been reclassified to conform to the current presentation.

NEW ACCOUNTING PRONOUNCEMENTS

    In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings per Share," which the Company adopted beginning with the year ended December 31, 1997. SFAS No. 128 requires restatement of amounts previously reported as net loss per share. Application of SFAS No. 128 did not have an impact on previously reported net loss per share amounts.

    In March 1998, the Company adopted SFAS No. 130, "Reporting of Comprehensive Income". SFAS No. 130 requires disclosure of comprehensive income which includes all changes in stockholders' equity except those resulting from transactions with owners. There were no significant differences between comprehensive and net loss for the three and six month periods ended June 30, 1998 and 1997.

(3)   SHORT-TERM INVESTMENTS

    Under SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities," the Company's short-term investments held as of December 31, 1997, which consisted entirely of government securities, were classified as available-for-sale. These securities matured on various dates through August 1997.

(4)   RESEARCH AND DEVELOPMENT AGREEMENTS

    During the first quarter of 1997, the Company received $1.5 million from Ono Pharmaceutical Co., Ltd. ("Ono") for work to be performed over the next six months (under an agreement signed in March of 1995 and amended in April 1997) to develop an oral elastase inhibitor. Of this amount, $1.4 million was recorded as unearned income in March 1997 and was recognized as revenue over the following six months (including $738,000 in the second quarter of 1997). Under the terms of the amended agreement, Ono assumed all responsibilities for research activities during the final six-month period of the collaborative project (which terminated on March 14, 1998). As a result of this reallocation of responsibilities, Ono was not required to pay the Company $1.5 million in research funding to offset the cost that the Company would otherwise have incurred under the agreement during such final six month period.

(5)   LEGAL PROCEEDINGS

    BIOSTAR LITIGATION. On February 27, 1998, a complaint was filed in the New Castle County, Delaware Court of Chancery naming the Company, the Company's directors and BioStar as defendants. The complaint, filed by a stockholder of the Company, claims to be on behalf of a class of all the Company's stockholders and contends that the directors of the Company breached their fiduciary duties to the Company's stockholders when they unanimously approved the proposed combination with BioStar. The complaint originally sought to enjoin the proposed combination with BioStar as well as the operation of the Company's stockholder rights plan and sought an order rescinding the proposed combination with BioStar upon its consummation as well as compensatory damages and costs. The complaint was amended following termination of the proposed BioStar merger to seek to force an auction of the Company's assets and other relief. The Company believes that the claims are without merit and intends to vigorously defend against this suit. Although there can be no assurances in this regard, the Company believes that the suit will have no material adverse effect on the Company's financial position or results of operations because the Company (i) believes that the claimant will not prevail on the merits and (ii) has insurance which it believes will cover the cost of defending this claim (except for a $75,000 deductible amount).

    ASSET VALUE FUND LITIGATION. Because the proposed combination with BioStar was terminated on May 7, 1998, the annual meeting of the Company scheduled to be held in conjunction with the stockholder vote on the BioStar transaction was not held. Under Delaware law, any stockholder can seek a court action to require an annual meeting if a company has not held an annual meeting for a period of 13 months. This period expired on June 28, 1998, and, on the following day, Asset Value Fund Limited Partnership, a Delaware limited partnership ("AVF"), filed an action in the Court of Chancery of the State of Delaware to compel the Company to hold an annual meeting of stockholders immediately. Pursuant to a stipulation order entered into by the Company and AVF, and approved by the Court on July 16, 1998, the Company and AVF agreed and stipulated that the Company's annual meeting would be held on September 4, 1998 with the record date set for July 10, 1998.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

    THE FOLLOWING DISCUSSION AND ANALYSIS SHOULD BE READ IN CONJUNCTION WITH THE COMPANY'S 1997 ANNUAL REPORT ON FORM 10-K AS WELL AS THE COMPANY'S FINANCIAL STATEMENTS AND NOTES THERETO INCLUDED ELSEWHERE IN THIS QUARTERLY REPORT ON FORM 10-Q. WHEN USED IN THIS DISCUSSION, THE WORD "EXPECTS" AND SIMILAR EXPRESSIONS ARE INTENDED TO IDENTIFY FORWARD-LOOKING STATEMENTS. SUCH STATEMENTS ARE SUBJECT TO RISKS AND UNCERTAINTIES THAT COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE PROJECTED. SUCH RISKS AND UNCERTAINTIES INCLUDE, BUT ARE NOT LIMITED TO, THE RISKS DISCUSSED BELOW AS WELL AS THE RISKS DISCUSSED IN THE SECTIONS ENTITLED "RISK FACTORS" AND "BUSINESS" IN THE COMPANY'S 1997 ANNUAL REPORT ON FORM 10-K. THE FORWARD LOOKING STATEMENTS CONTAINED HEREIN SPEAK ONLY AS OF THE DATE HEREOF. THE COMPANY EXPRESSLY DISCLAIMS ANY OBLIGATION OR UNDERTAKING TO RELEASE PUBLICLY ANY UPDATES OR REVISIONS TO ANY FORWARD-LOOKING STATEMENTS CONTAINED HEREIN TO REFLECT ANY CHANGE IN THE COMPANY'S EXPECTATIONS WITH REGARD THERETO OR ANY CHANGE IN EVENTS, CONDITIONS OR CIRCUMSTANCES ON WHICH ANY SUCH STATEMENT IS BASED.

GENERAL

     Cortech Inc. ("Cortech" or the "Company") is a biopharmaceutical company whose research and development efforts have focused primarily on bradykinin antagonists and protease inhibitors. These efforts have produced a technology portfolio which may have potential therapeutic application across a broad range of medical conditions. Cortech's strategy is to seek collaborative partners to conduct and fund future research and development on the components of its portfolio, although there can be no assurance that any particular agreement will be completed. Cortech's technology portfolio is comprised of the following:

BRADYKININ ANTAGONISTS

     Cortech believes that Bradycor-TM-, its lead bradykinin atagonist, and CP-0597, its lead second generation compound, have potential as novel therapies for the treatment of traumatic brain injury and stroke. Results from the Bradycor Phase II, placebo-controlled, 133-patient study conducted in North America by SmithKline Beecham ("SB"), under the terms of a collaboration announced in November of 1995, suggest that the compound may improve the outcome of patients with severe traumatic brain injury.
That collaboration was terminated in March of 1997 when results from the acute phase of the study failed to demonstrate a statistically significant effect on intracranial pressure, the study's primary endpoint. When Cortech announced those results in 1997, the analysis of long-term functional outcome was still pending. That analysis was completed in collaboration with the American Brain Injury Consortium (ABIC) in August of 1997 and showed positive trends in functional outcome for patients treated with Bradycor which were statistically significant in the most severely injured patients. In addition, patients treated with Bradycor showed modest (but not statistically significant) positive trends in intracranial pressure and the requirement for other interventions to control intracranial pressure.

     Two manuscripts describing the positive effects of Bradycor in traumatic brain injury have been prepared for publication in peer-reviewed journals.
One has been accepted for publication and the other will be submitted shortly.

     CP-0597 has shown significant neuroprotective effects in animal models of stroke. Results from preclinical experiments demonstrating the neuroprotective effects of CP-0597 were reported in the July 1997 issue of the journal STROKE.

PROTEASE INHIBITORS

     ELASTASE INHIBITORS

     Neutrophil elastase and related serine elastases have been implicated in a number of chronic diseases of the respiratory tract including chronic obstructive pulmonary disease and emphysema as well as certain skin diseases such as psoriasis and atopic dermatitis.

     In March 1995, Cortech signed a three year agreement with Ono Pharmaceutical Co., Ltd. ("Ono") to develop an orally bioavailable neutrophil elastase inhibitor using Cortech's protease inhibitor research capabilities. Following the conclusion of the collaborative project on March 14, 1998, Ono notified Cortech that Ono had selected a compound for further evaluation (also indicating that Ono would further study the compound prior to considering it for advancment to full development in the Ono Territory of Japan, Korea, Taiwan and China).

Cortech retains rights outside of Ono's Territory to any compounds developed pursuant to the agreement with Ono.

     Cortech also has in its portfolio CE-1037, a parenterally-administered elastase inhibitor. The product was developed in collaboration with Hoechst Marion Roussel, Inc. ("HMRI") until December 1996 when HMRI terminated its agreement with Cortech and returned the rights to CE-1037 to Cortech. The compound had been advanced into Phase II development.

     Cortech has synthesized combined serine elastase inhibitors which have activity against neutrophil elastase as well as other elastases which are believed by the Company to be important in the pathophysiology of vascular diseases including restenosis following angioplasty and atherosclerosis. A lead compound for the combined serine elastase program has not yet been identified.

     OTHER PROTEASE TARGETS

     Cortech has also developed a proprietary technology that has the potential to be applied to the discovery and synthesis of inhibitors of a broader range of therapeutically interesting serine and cysteine proteases which are thought to play an important role in the pathophysiology of many conditions including viral diseases, vascular diseases and cancer.

     In an effort to conserve cash while still retaining its ability to realize value from its technology portfolio, the Company has undertaken a series of restructurings over the past four years. These restructurings have decreased the number of employees from more than 200 to fewer than 10. Throughout these restructurings, the Company has retained a core group of employees with expertise in drug discovery, research and development who are actively involved in seeking corporate partners for Cortech's technology.

     Alongside the restructuring of its workforce, the Company has also decommissioned its laboratories and sold most of its leasehold improvements and scientific and technical equipment. Although the Company has discontinued on-site research and development, it has continued focused research activities through collaborative arrangements with academic and medical institutions.

     In December 1997, Cortech announced that it had signed a definitive merger agreement with Biostar.

However, the merger agreement was mutually terminated by BioStar and Cortech on May 7, 1998, in order to allow both Cortech and BioStar to consider other alternatives.

RESULTS OF OPERATIONS

  REVENUES

    Revenues from research and development decreased from $863,000 in the second quarter of 1997 to $22,000 in the second quarter of 1998 and decreased from $2.7 million to $22,000 in the six month periods ended June 30, 1997 and 1998, respectively. The decrease in revenues resulted primarily from an April 1997 amendment to the Ono

Agreement (defined below) with Ono, which terminated the obligation of Ono to make further research payments to the Company, and the discontinuation, as of March 1997, of the Company's collaboration with SB. The Company expects no further payments from Ono or SB.

    In the second quarter of 1997, the Company recognized as revenue $125,000 received from SB for work performed in connection with Bradycor clinical trials and $738,000 from Ono for work performed in 1997 under a contract to develop an oral elastase inhibitor (the "Ono Agreement"). Under the terms of the Ono Agreement, as amended in April 1997, Ono assumed all responsibilities for research activities which were conducted during the final six months of the collaborative project (which terminated on March 14, 1998). As a result, Ono was not required to pay the Company the last scheduled $1.5 million in research funding to offset certain costs that the Company would otherwise have incurred.

  RESEARCH AND DEVELOPMENT

    Expenses for research and development decreased from $1.7 million in the second quarter of 1997 to $150,000 in the second quarter of 1998 and decreased from $4.0 million in the six months ended June 30, 1997 to $436,000 in the six months ended June 30, 1998. This decrease was due primarily to the cessation of on-site research and development activities by the Company in late 1997.

  GENERAL AND ADMINISTRATIVE

    General and administrative expenses increased from $655,000 in the second quarter of 1997 to $1.5 million in the second quarter of 1998 and increased from $1.4 million in the six months ended June 30, 1997 to $3.0 million in the six months ended June 30, 1998. The increase was due substantially to certain severance payments made to former employees, including the Company's former chief executive officer ($606,000), certain costs related to the proposed combination with BioStar that was terminated on May 7, 1998 ($328,000), and costs related to stockholder litigation ($185,000) with the remainder of the increase attributable to certain overhead costs that would otherwise have been allocated to research and development expenses had the Company's on-site research and development efforts not been ceased in late 1997.

  NET LOSS

    The net loss for the second quarter ended June 30, 1998 decreased to $1.4 million from $2.0 million for the quarter ended June 30, 1997 and decreased from $2.9 million in the six months ended June 30, 1997 to $2.8 million in the period ended June 30, 1998. The decrease was due principally to a decrease in research and development expenses offset in part by decreased revenues and increased general and administrative expenses. Cortech expects to continue to report losses in the foreseeable future.

LIQUIDITY AND CAPITAL RESOURCES

    At June 30, 1998, the Company had cash, cash equivalents and short-term investments totaling $12.6 million, compared to $15.4 million at December 31, 1997. The Company's net cash used in operating activities totaled $1.7 million and $3.0 million for the second quarter and six month period ended June 30, 1998, respectively. Operating activities used $2.4 million and $2.8 million for the second quarter and six month period ended June 30, 1997, respectively. The Company's expenditures, net of depreciation and non-cash charges, decreased from $2.6 million in the second quarter of 1997 to $1.8 million in the second quarter of 1998 and decreased from $5.2 million in the six months ended June 30, 1997 to $3.1 million in the first half of 1998. This decrease reflects the cessation of on-site research and development activities by the Company in late 1997 and the effects of restructurings implemented by the Company in May and November 1997.

    In January 1998, the Company sold certain leasehold improvements for $150,000 in cash and a note receivable of $125,000 payable in July 1998 which resulted in a gain of $215,000. The note receivable was collected in July 1998. There can be no assurances that any of the Company's remaining assets can be sold for book value, if at all.

    From its inception through June 30, 1998, the Company raised cash totaling $97.1 million from the sale of equity securities, including $33.6 million in net proceeds from its November 1992 initial public offering and $37.7 million in net proceeds from its October 1993 follow-on public offering.

    The Company has experienced net losses and negative cash flows from operations each year since inception and has incurred an accumulated deficit of $87.5 million through June 30, 1998.

ITEM 3.  QUALITATIVE AND QUANTITATIVE DISCLOSURE ABOUT MARKET RISK.

    No information is presented for this Item (the Company is not presently required to prepare or provide this information pursuant to Instructions to
Item 305 of Regulation S-K).

                                    PART II

ITEM 1.  LEGAL PROCEEDINGS.

    BIOSTAR LITIGATION. On February 27, 1998, a complaint was filed in the New Castle County, Delaware Court of Chancery naming the Company, the Company's directors and BioStar as defendants. The complaint, filed by a stockholder of the Company, claims to be on behalf of a class of all the Company's stockholders and contends that the directors of the Company breached their fiduciary duties to the Company's stockholders when they unanimously approved the proposed combination with BioStar. The complaint originally sought to enjoin the proposed combination with BioStar as well as the operation of the Company's stockholder rights plan and sought an order rescinding the proposed combination with BioStar upon its consummation as well as compensatory damages and costs. The complaint was amended following termination of the proposed BioStar merger to seek to force an auction of the Company's assets and other relief. The Company believes that the claims are without merit and intends to vigorously defend against this suit. Although there can be no assurances in this regard, the Company believes that the suit will have no material adverse effect on the Company's financial position or results of operations because the Company (i) believes that the claimant will not prevail on the merits and (ii) has insurance which it believes will cover the cost of defending this claim (except for a $75,000 deductible amount).

    AVF LITIGATION. Because the proposed combination with BioStar was terminated on May 7, 1998, the annual meeting of the Company scheduled to be held in conjunction with the stockholder vote on the BioStar transaction was not held. Under Delaware law, any stockholder can seek a court action to require an annual meeting if a company has not held an annual meeting for a period of 13 months. This period expired on June 28, 1998, and, on the following day, AVF filed an action in the Court of Chancery of the State of Delaware to compel the Company to hold an annual meeting of stockholders immediately. Pursuant to a stipulation order entered into by the Company and AVF, and approved by the Court on July 16, 1998, the Company and AVF agreed and stipulated that the Company's annual meeting would be held on September 4, 1998 with the record date set for July 10, 1998.

ITEM 5.  OTHER INFORMATION.

    On July 13, 1998, the Nasdaq Stock Market, Inc. ("Nasdaq") Listing Qualifications Panel (the "Panel") notified the Company that, as of the close of business on such date, the Company's Common Stock ("Common Stock") would be delisted from the Nasdaq National Market. Nasdaq's maintenance standard requires that the common stock of companies listed on the Nasdaq National Market must have a bid price of at least $1.00 per share, and the basis for the Panel's decision was that the bid price of the Common Stock was less than $1.00 per share. As a result of the delisting, the Common Stock currently trades on Nasdaq's OTC Bulletin Board.

    With respect to the minimum bid price of $1.00 per share of the Company's Common Stock, the Company has proposed for consideration a reverse split of 1-for-10 of the Company's Common Stock at the Company's 1998 Annual Stockholder Meeting (the "Annual Meeting") on September 4, 1998.

    Nasdaq's delisting of the Common Stock will have a number of adverse effects on the Company's stockholders. Availability of current market price information for the Common Stock and news coverage of the Company will be limited. Delisting may have the effect of restricting investors' interest in the Common Stock and may have a material adverse effect on the trading market and prices for the Common Stock as well as the Company's ability to issue additional securities or to secure additional financing. Because of the adverse impact on the trading market of the Common Stock and the potential loss of effective trading markets, the volatility of the Common Stock may be increased.

    On July 23, 1998, the Company appealed Nasdaq's decision to delist the Common Stock to the Nasdaq Listing and Hearing Review Council (the "Review Council"). The basis for the Company's appeal is that the Company believes that the failure of the Common Stock to comply with Nasdaq's minimum $1.00 per share bid price requirement will be cured by stockholder approval of the reverse split at the Annual Meeting. However, even if the reverse split is approved, there can be no assurance that the Company's appeal to the Review Council will be successful. In addition, while the Company believes it currently meets the continued listing criteria for the Nasdaq National Market (other than with respect to the minimum bid price), even if the decision of the Review Council is favorable, there can be no assurance that the Company will meet Nasdaq's continued listing criteria in the future (whether as a result of failure to meet the minimum bid price requirement or other requirements imposed by Nasdaq).

     On July 24, 1998 Cortech announced that Joachim von Roy, John E. Repine, M.D., and Edward Finkelstein had been appointed to the Company's Board of Directors. The appointments filled the vacancies created by the resignations of three Directors, Charles Cohen, Ph.D., Donald Kennedy, Ph.D., and Allen Misher, Ph.D., who had planned to leave the Board upon consummation of the merger agreement with BioStar. In August of 1998 Larry Gold, Ph.D. was also appointed to Cortech's Board of Directors.

    On July 29, 1998, Nasdaq informed the Company that the Company would be permitted to submit information to the Review Council in connection with the Company's appeal until the close of business on September 23, 1998. Nasdaq further indicated in its July 29, 1998 letter that the Review Council would issue a decision after the National Association of Securities Dealers Board of Governors had an opportunity to consider the delisting decision pursuant to NASD Rule 4880, an opportunity the Nasdaq indicated would likely occur at the December NASD Board of Governors meeting.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

    a.  Exhibits

      ITEM                DESCRIPTION
      ----                -----------

      27.1                Financial Data Schedule



     b.  Reports on Form 8-K

     On May 19, 1998 the Company filed a report on Form 8-K which discussed the departure of Kenneth R. Lynn from all positions with the Company and included as Exhibit 99.1 a press release dated May 18, 1998, announcing changes in the management of Cortech and Exhibit 99.2 the Amended Severance Arrangements between Cortech and Mr. Lynn.

     On May 29, 1998, the Company filed a report on Form 8-K which included as Exhibit 99.1 a letter dated May 28, 1998 from Bert Fingerhut, Chairman of the Board and Acting Chief Executive Officer of Cortech, to Paul O. Koether of Asset Value Fund Limited Partnership responding to certain demands made by Mr. Koether.

     On June 16, 1998 the Company filed a report on Form 8-K which included as Exhibit 99.1 a letter dated June 16, 1998 from Bert Fingerhut, Chairman of the Board and Acting Chief Executive Officer of the Company to Paul O. Koether of Asset Value Fund Limited Partnership discussing proposals to be voted on at the 1998 Annual Stockholder Meeting.

     The Company filed no other reports on Form 8-K during the quarter ended June 30, 1998.

                                   SIGNATURES


    Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                      CORTECH, INC.

                                                      (Registrant)



Date:     August 14, 1998               By:       /s/ DIARMUID F. BORAN
      ----------------------                -----------------------------------
                                                     Diarmuid F. Boran
                                                  CHIEF OPERATING OFFICER
                                               ACTING CHIEF FINANCIAL OFFICER
                                            (PRINCIPAL ACCOUNTING AND FINANCIAL
                                                         OFFICER)