Form 10-Q
period 1998-09-30
CORTECH INC
filed 1998-11-16
CIK 728478

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                                   (Mark One)

           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended: September 30, 1998
                                               ------------------

                                       OR

           [ ]TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                          Commission File No.: 0-20726


                                  Cortech, Inc.
              -----------------------------------------------------
             (Exact name of registrant as specified in its charter)

             Delaware                                             84-0894091
--------------------------------------                       -------------------
  (State or other jurisdiction of                             (I.R.S. Employer
   incorporation or organization)                            Identification No.)

                6850 N. Broadway, Suite G, Denver, Colorado 80221
               ---------------------------------------------------
                    (Address of principal executive offices)

                                 (303) 657-7102
                        ----------------------------------
                           (Issuer's telephone number)

                                       N/A
                 --------------------------------------------------
              (Former name, former address and former fiscal year,
                          if changed since last report)

     Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the past 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the
past 90 days.     Yes X     No _____

     Indicate the number of shares outstanding of each of the issuer's classes of common stock: As of October 31, 1998, the issuer had 1,852,209 shares of its common stock, par value $.002 per share, outstanding.

PART I.   FINANCIAL INFORMATION

ITEM 1.   Financial Statements

                                  CORTECH, INC.
                                 BALANCE SHEETS
                                 ($000 Omitted)



                                             September 30,         December 31,
                                                1998                  1997
                                           ----------------      ---------------
                                             (Unaudited)
ASSETS
------

Current assets:
     Cash and cash equivalents                $ 11,632              $ 11,562
     Short-term investments                          -                 3,841
     Prepaid expenses and other                    132                   308
                                              --------              --------

          Total current assets                  11,764                15,711
                                              --------              --------

Property and equipment, at cost
     Leasehold improvements                      5,046                 8,026
     Office furniture and equipment              2,296                 2,300
                                              --------              --------
                                                 7,342                10,326
Less-Accumulated depreciation
  and amortization                           (   7,246)            (   9,592)
                                              --------              --------

      Net property and equipment                    96                   734
                                              --------              --------

          Total assets                        $ 11,860              $ 16,445
                                              ========              ========


LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------

Current liabilities:
     Accounts payable                         $    145              $    600
     Accrued liabilities                           632                   426
     Advances from corporate partners                -                    36
                                              --------              --------

          Total current liabilities                777                 1,062
                                              --------              --------

Stockholders' equity:
     Preferred stock, $ .002 par value
       2,000,000 shares authorized,
       none issued                                   -                     -
     Common stock $.002 par value, 5,000,000
       shares authorized, 1,852,209 shares
       issued and outstanding                        4                    37
     Warrants                                    1,077                 1,077
     Additional paid-in capital                 98,752                98,909
     Deferred compensation                           -             (       1)
     Accumulated deficit                     (  88,750)            (  84,639)
                                              --------              --------

          Total stockholders' equity            11,083                15,383
                                              --------              --------

          Total liabilities and
            stockholders' equity              $ 11,860              $ 16,445
                                              ========              ========


                 See accompanying notes to financial statements.



                                  CORTECH, INC.

                            STATEMENTS OF OPERATIONS

                                   (UNAUDITED)
                      ($000 Omitted, except per share data)



                                                          Three Months Ended
                                                             September 30,
                                                         ----------------------
                                                         1998             1997
                                                        ------           ------
Revenues:
   Sponsored research and development                   $    -           $  614
   Interest income                                         171              224
                                                        ------           ------
       Total revenues                                      171              838
                                                        ------           ------

Expenses:
   Research and development                                  -            1,381
   General and administrative                            1,452              629
   Restructuring charge                                      -              696
                                                        ------           ------
       Total expenses                                    1,452            2,706
                                                        ------           ------

Net loss                                               ($1,281)         ($1,868)
                                                        ======           ======

Basic net loss per share                               ($  .69)         ($ 1.01)
                                                        ======           ======

Weighted average shares outstanding                      1,852            1,852
                                                        ======           ======



                 See accompanying notes to financial statements.



                                  CORTECH, INC.

                            STATEMENTS OF OPERATIONS

                                   (UNAUDITED)
                      ($000 Omitted, except per share data)



                                                          Nine Months Ended
                                                            September 30,
                                                        ----------------------
                                                        1998             1997
                                                       ------           ------

Revenues:
   Sponsored research and development                  $   22           $3,358
   Interest income                                        550              732
   Gain on disposition of property
     and equipment                                        228                -
                                                       ------           ------
       Total revenues                                     800            4,090
                                                       ------           ------

Expenses:
   Research and development                               436            5,421
   General and administrative                           4,475            2,041
   Restructuring charge                                     -            1,361
                                                       ------           ------
       Total expenses                                   4,911            8,823
                                                       ------           ------

Net loss                                              ($4,111)         ($4,733)
                                                       ======           ======

Basic net loss per share                              ($ 2.22)         ($ 2.56)
                                                       ======           ======

Weighted average shares outstanding                     1,852            1,852
                                                       ======           ======




                 See accompanying notes to financial statements.




                                  CORTECH, INC.

                            STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                                 ($000 Omitted)



                                                              Nine Months Ended
                                                                September 30,
                                                         --------------------------
                                                         1998                1997
                                                        -------             -------

Cash flows from operating activities:
   Net loss                                            ($ 4,111)           ($ 4,733)
   Adjustments:
     Depreciation and amortization                          527               1,312
     Gains on disposition of equipment                 (    228)                  -
     Research and compensation expense
       related to grant of options,
       including amortization of deferred
       compensation                                           1                  34
     Impairment of property and equipment                     -                 580
     Change in prepaid expenses and other assets            176                 440
     Change in accounts payable                        (    455)           (    436)
     Change in unearned income                                -            (  1,323)
     Change in advances from corporate partner         (     36)           (    843)
     Change in accrued liabilities and other                 16                  94
                                                        -------             -------
              Net cash used in operating
                activities                             (  4,110)           (  4,875)
                                                        -------             -------


Cash flows from investing activities:
   Purchases of property and equipment                        -            (     39)
   Sales of property and equipment                          339                  65
   Purchases of short-term investments                 (      9)           ( 15,922)
   Sales and maturities of short-term investments         3,850              20,847
                                                        -------             -------
              Net cash provided by investing
                activities                                4,180               4,951
                                                        -------             -------

Net increase in cash and cash equivalents                    70                  76

Cash and cash equivalents at beginning of period         11,562               7,792
                                                        -------             -------

Cash and cash equivalents at end of period              $11,632             $ 7,868
                                                        =======             =======



                    See accompanying notes to financial statements.


                                 CORTECH, INC.
                          NOTES TO FINANCIAL STATEMENTS
                           SEPTEMBER 30, 1998 and 1997
                                   (Unaudited)


1.   General
     -------

     The accompanying unaudited financial statements of Cortech, Inc. ("Cortech" or the "Company") as of September 30, 1998 and for the three and nine month periods ended September 30, 1998 and 1997 reflect all material adjustments consisting of only normal recurring adjustments, which, in the opinion of management, are necessary for a fair presentation of results for the interim periods. Certain information and footnote disclosures required under generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission, although the Company believes that the disclosures are adequate to make the information presented not misleading. These financial statements should be read in conjunction with the year-end financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1997 as filed with the Securities and Exchange Commission.

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

     Prior years' financial statements have been reclassified to conform to the current year's presentation.

     The results of operations for the three and nine month periods ended September 30, 1998 and 1997 are not necessarily indicative of the results to be expected for the entire year or for any other period.

2.   Organization
     ------------

     In December 1997 Cortech announced that it had signed a definitive merger agreement with BioStar, Inc., a privately held diagnostics company based in Boulder, Colorado ("BioStar"). However, the merger agreement was mutually terminated by BioStar and Cortech on May 7, 1998. Following its Annual Meeting on September 4, 1998, the Company announced on September 18, 1998 that four nominees of Asset Value Fund Limited Partnership, a Delaware limited partnership, ("AVF") had been elected to the Company's board of directors. Then on September 21, 1998, the Company announced three of AVF's elected nominees, Paul O. Koether, Mark W. Jaindl and John W. Galuchie, Jr., had been elected to the positions of chairman, vice chairman and president, respectively.

3.   Significant Accounting Policies
     -------------------------------

     In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings per Share," which the Company adopted beginning with the year ending December 31, 1998. SFAS No. 128 requires restatement of amounts previously reported as net loss per share. Application of SFAS No. 128 did not have an impact on previously reported net loss per share amounts. However, all share amounts and per share data have been restated to reflect a one-for-ten reverse stock split, effective as of the close of business on September 22, 1998.

     In March 1998, the Company adopted SFAS No. 130, "Reporting of Comprehensive Income". SFAS No. 130 requires disclosure of comprehensive income which includes all changes in stockholders' equity except those resulting from transactions with owners. There were no significant differences between comprehensive income and net loss for the three and nine month periods ended September 30, 1998 and 1997.

4.   Short Term Investments
     ----------------------

     Under SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities," the Company's short-term investments held as of December 31, 1997, which consisted entirely of government securities, were classified as available-for-sale. These securities matured on various dates through August 1998.

5.   Stockholders' Equity
     --------------------

     In the third quarter of 1998, the stockholders of the Company approved a one-for-ten reverse stock split which was effective as of the close of business on September 22, 1998. As a result of this reverse stock split, there was a reclassification from common stock to additional paid-in capital of approximately $33,000.

     Also in the third quarter of 1998, the Board of Directors authorized the redemption of all outstanding preferred share purchase rights issued pursuant to the Rights Agreement. This redemption resulted in a charge to additional paid-in capital of approximately $189,000, which was accrued at September 30, 1998. The redemption was paid in October, 1998.

     For more information about these transactions see Part II - OTHER INFORMATION - Item 5. Other Information.


6.   Research and Development Agreements
     -----------------------------------

     During the first quarter of 1997, the Company received $1.5 million from Ono Pharmaceutical Co., Ltd. ("Ono") for work to be performed during the second and third quarters of 1997 (under an agreement signed in March 1995 and amended in April 1997) to develop an oral elastase inhibitor. Of the $1.5 million, Cortech recognized $886,000 as revenue in the first and second quarters of 1997 and $614,000 in the third quarter of 1997. Under the terms of the amended agreement, Ono assumed all responsibilities for research activities during the final six-month period of the collaborative project, which terminated on March 14,1998. As a result of this reallocation of responsibilities, Ono was not required to pay the Company $1.5 million in research funding to offset the cost that the Company would otherwise have incurred, under the agreement, during such final six month period.

7.   Legal Proceedings
     -----------------

     BIOSTAR LITIGATION. On February 27, 1998, a complaint was filed in the Court of Chancery of the State of Delaware, naming the Company, the Company's then current directors and BioStar as defendants. The complaint, filed by a stockholder of the Company, claims to be on behalf of a class of all the Company's stockholders and contends that the then current directors of the Company breached their fiduciary duties to the Company's stockholders when they unanimously approved the proposed combination with BioStar. The complaint originally sought to enjoin the proposed combination with BioStar as well as the operation of the Company's stockholder rights plan and sought an order rescinding the proposed combination with BioStar upon its consummation as well as compensatory damages and costs. The complaint was amended following termination of the proposed BioStar merger to seek to force an auction of the Company's assets and other relief. Prior management of the Company believed that the claims are without merit. Recently elected members of the Board of Directors, who comprise a majority of the Board, have not determined the merits of the claims nor whether they would have a material adverse effect on the Company's financial position or results of operations.

     ASSET VALUE FUND LITIGATION. Because the proposed combination with BioStar was terminated on May 7, 1998, the annual meeting of the Company scheduled to be held in conjunction with the stockholder vote on the BioStar transaction was not held. Under Delaware law, any stockholder can seek a court action to require an annual meeting if a company has not held an annual meeting for a period of 13 months. This period expired on June 28, 1998, and, on the following day, AVF filed an action in the Court of Chancery of the State of Delaware to compel the Company to hold an annual meeting of stockholders immediately. Pursuant to a stipulated order entered into by the Company and AVF, and approved by the Court on July 16,1998, the Company and AVF agreed and the Court ordered that the Company's annual meeting would be held on September 4, 1998 with the record date set for July 10, 1998. This stipulated order ended this litigation. (See Part II
- OTHER INFORMATION Item 4. - Submission of Matters to a Vote of Security Holders.)


8.   Subsequent Event
     ----------------

     On November 4, 1998 the Company and United Therapeutics Corp., ("UT") a privately held pharmaceutical company based in North Carolina, entered into an exclusive, worldwide product development and license agreement for the Company's elastase inhibitor, CE-1037, for the potential treatment of emphysema and other diseases. Under the exclusive agreement, UT will make an up-front license payment of $250,000 to the Company and pay the future costs of developing the compound. The up-front license payment was received by the Company on November 13, 1998. The agreement also provides for the Company to receive milestone payments if the compound is successfully advanced in development and a royalty on product sales should the compound be successfully commercialized. It is not expected that the agreement will result in significant revenues in either the current or next fiscal year.

Item 2.   Management's Discussion and Analysis of Financial Condition and
          ---------------------------------------------------------------
          Results of Operations
          ---------------------


     THE FOLLOWING DISCUSSION AND ANALYSIS SHOULD BE READ IN CONJUNCTION WITH THE COMPANY'S 1997 ANNUAL REPORT ON FORM 10-K AS WELL AS THE COMPANY'S FINANCIAL STATEMENTS AND NOTES THERETO INCLUDED ELSEWHERE IN THIS QUARTERLY REPORT ON FORM 10-Q. WHEN USED IN THIS DISCUSSION, THE WORD "EXPECTS" AND SIMILAR EXPRESSIONS ARE INTENDED TO IDENTIFY FORWARD-LOOKING STATEMENTS. SUCH STATEMENTS ARE SUBJECT TO RISKS AND UNCERTAINTIES THAT COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE PROJECTED. SUCH RISKS AND UNCERTAINTIES INCLUDE, BUT ARE NOT LIMITED TO, THE RISKS DISCUSSED BELOW AS WELL AS THE RISKS DISCUSSED IN THE SECTIONS ENTITLED "RISK FACTORS" AND "BUSINESS" IN THE COMPANY'S 1997 ANNUAL REPORT ON FORM 10-K. THE FORWARD- LOOKING STATEMENTS CONTAINED HEREIN SPEAK ONLY AS OF THE DATE HEREOF. THE COMPANY EXPRESSLY DISCLAIMS ANY OBLIGATION OR UNDERTAKING TO RELEASE PUBLICLY ANY UPDATES OR REVISIONS TO ANY FORWARD-LOOKING STATEMENTS CONTAINED HEREIN TO REFLECT ANY CHANGE IN THE COMPANY'S EXPECTATIONS WITH REGARD THERETO OR ANY CHANGE IN EVENTS, CONDITIONS OR CIRCUMSTANCES ON WHICH ANY SUCH STATEMENT IS BASED.

General
-------

     Cortech, Inc. ("Cortech" or the "Company") is a biopharmaceutical company whose research and development efforts have focused primarily on bradykinin antagonists and protease inhibitors. These efforts have produced a technology portfolio which may have potential therapeutic application across a broad range of medical conditions. Cortech's strategy is to seek collaborative partners to conduct and fund future research and development on the components of its portfolio, although there can be no assurance that any particular agreement will be completed. At the same time, the Company is seeking to redeploy its assets into an operating business.

Results of Operations
---------------------

     Revenues
     --------

     Revenues from research and development decreased from $614,000 in the third quarter of 1997 to zero in the third quarter of 1998 and decreased from $3.4 million in the nine months ended September 30, 1997 to $22,000 in the nine months ended September 30, 1998. The decrease in revenues resulted primarily from an April 1997 amendment to the Ono Agreement (defined below), which terminated the obligation of Ono Pharmaceutical Company, LTD. ("Ono") to make further research payments to the Company, and the discontinuation, as of March 1997, of the Company's collaboration with SmithKline Beecham ("SB"). The Company expects no further payments from Ono or SB.

     In the third quarter of 1997, the Company recognized as revenue $614,000 from Ono for work performed in 1997 under a contract to develop an oral elastase inhibitor (the "Ono Agreement"). Under the terms of the Ono Agreement, as amended in April 1997, Ono assumed all responsibilities for research activities which were conducted during the final six months of the collaborative project (which terminated on March 14, 1998). As a result, Ono was not required to pay the Company the last scheduled $1.5 million in research funding to offset certain costs that the Company would otherwise have incurred.

     Interest income was $171,000 and $224,000 for the quarters ended September 30, 1998 and 1997, respectively and $550,000 and $732,000 for the nine months ended September 30,1998 and 1997, respectively. Lower invested balances combined with lower yields on investments accounted for the decreases.

     Gains on disposition of property and equipment relating to the sale of certain leasehold improvements were $228,000 and zero in the nine months ended September 30, 1998 and 1997, respectively. No gains on disposition of property and equipment were realized in the three months ended September 30, 1998 and 1997.


Research and Development
------------------------

     Expenses for research and development decreased from $1.4 million in the third quarter of 1997 to zero in the third quarter of 1998 and decreased from $5.4 million in the nine months ended September 30, 1997 to $436,000 in the nine months ended September 30, 1998. The decreases were due primarily to the cessation of on-site research and development activities by the Company in late 1997.


General and Administrative
--------------------------

     General and administrative expenses increased from $629,000 in the third quarter of 1997 to $1.5 million in the third quarter of 1998. This increase of approximately $823,000 was primarily due to the following expenses incurred in the three months ended September 30, 1998: Directors and Officers Liability Run-Off Policy, approved by the prior board of directors, $198,000; legal fees, $60,000; expenses, including additional legal fees of $100,000 for the solicitation of proxies in connection with the Annual Meeting of Stockholders, $228,000; expenses relating to decomposition activities in the Company's laboratories, $96,000; and consulting fees and expenses paid to a former director (see Part II - OTHER INFORMATION Item 5. - Other Information), $45,000. For the nine months ended September 30, 1998, general and administrative expenses increased to $4.5 million from $2.0 million in the nine months ended September 30, 1997. This increase of approximately $2.4 million was due primarily to the expenses described above, as well as the following: severance payments made to former employees, including the Company's former chief executive officer,$606,000; certain costs related to the proposed combination with BioStar that was terminated on May 7, 1998,$328,000; and costs related to stockholder litigation $185,000, with the remainder of the increase attributable to certain overhead costs that would otherwise have been allocated to research and development expenses had the Company's on-site research and development efforts not been ceased in late 1997.


Net Loss
--------

     The net loss for the quarter ended September 30, 1998 decreased to $1.3 million from $1.9 million for the quarter ended September 30, 1997 and decreased from $4.7 million in the nine months ended September 30, 1997 to $4.1 million in the nine months ended September 30, 1998. The decrease was due principally to a decrease in research and development expenses offset in part by decreased revenues and increased general and administrative expenses. Cortech expects to continue to report losses in the foreseeable future.

Liquidity and Capital Resources
-------------------------------

     At September 30, 1998 and December 31, 1997, the Company had cash and cash equivalents of $11.6 million. Cash equivalents consist of debt instruments with an original maturity of less than three months and include government obligations or investments collateralized by government obligations. At September 30, 1998 the Company had no short-term investments compared to $3.9 million at December 31, 1997. Net cash used in operating activities was $4.1 million and $4.9 million in the nine months ended September 30, 1998 and 1997, respectively. In 1998, the net use of cash was attributable primarily to the net loss and change in accounts payable, offset by depreciation and amortization. In 1997, the net use of cash resulted primarily from the net loss and changes in unearned income and advances from the corporate partner, offset by depreciation and amortization. The Company's expenditures are decreasing due to the cessation of on-site research and development activities by the Company in late 1997 and the effects of restructurings implemented in May and November of 1997.

     Cash provided by investing activities was $4.2 million and $5.0 million for the nine months ended September 30, 1998 and 1997, respectively. In January 1998, the Company sold certain leasehold improvements for $150,000 in cash and a note receivable of $125,000 payable and collected in July 1998 which resulted in a gain of $215,000. In addition, various other assets were sold in the nine months ended September 30, 1998. Total cash received from the sale of all assets in this period was $339,000 and these sales resulted in gains of $228,000. Although the Company is seeking to sell additional assets, there can be no assurances that any of the Company's remaining assets can be sold for book value, if at all.

     From its inception through September 30, 1998, the Company raised cash totaling $97.1 million from the sale of equity securities, including $33.6 million in net proceeds from its November 1992 initial public offering and $37.7 million in net proceeds from its October 1993 follow-on public offering.

     The Company has experienced net losses and negative cash flows from operations each year since inception and has incurred an accumulated deficit of $88.8 million through September 30, 1998. These expenditures have produced a technology portfolio which may have potential therapeutic application across a broad range of medical conditions. Cortech continues to seek collaborative partners to conduct and fund future research and development on the components of its portfolio, although there can be no assurance that any particular agreement will be completed. At the same time, the Company is seeking to redeploy its assets into an operating business.


Item 3.   Quantitative and Qualitative Disclosure about Market Risk
          ---------------------------------------------------------

     No information is presented for this Item (the Company is not presently required to prepare or provide this information pursuant to Instructions to Item 305 of Regulation S-K).

PART II - OTHER INFORMATION


Item 1.   Legal Proceedings
          -----------------


     BIOSTAR LITIGATION. On February 27, 1998, a complaint was filed in the Court of Chancery of the State of Delaware, naming the Company, the Company's then current directors and BioStar as defendants. The complaint, filed by a stockholder of the Company, claims to be on behalf of a class of all the Company's stockholders and contends that the then current directors of the Company breached their fiduciary duties to the Company's stockholders when they unanimously approved the proposed combination with BioStar. The complaint originally sought to enjoin the proposed combination with BioStar as well as the operation of the company's stockholder rights plan and sought an order rescinding the proposed combination with BioStar upon its consummation as well as compensatory damages and costs. The complaint was amended following termination of the proposed BioStar merger to seek to force an auction of the company's assets and other relief. Prior management of the Company believed that the claims are without merit. Recently elected members of the Board of Directors, who comprise a majority of the board, have not determined the merits of the claims nor whether they would have a material adverse effect on the Company's financial position or results of operations.

     AVF LITIGATION. Because the proposed combination with BioStar was terminated on May 7, 1998, the annual meeting of the Company scheduled to be held in conjunction with the stockholder vote on the BioStar transaction was not held. Under Delaware law, any stockholder can seek a court action to require an annual meeting if a company has not held an annual meeting for a period of 13 months. This period expired on June 28, 1998, and, on the following day, Asset Value Fund Limited Partnership, a Delaware limited partnership ("AVF") filed an action in the Court of Chancery of the State of Delaware to compel the company to hold an annual meeting of stockholders immediately. Pursuant to a stipulated order entered into by the Company and AVF, and approved by the Court on July 16, 1998, the Company and AVF agreed and the Court ordered that the Company's annual meeting would be held on September 4, 1998 with the record date set for July 10, 1998. This stipulated order ended this litigation. (See Item 4 below.)

Item 4.   Submission of Matters to a Vote of Security Holders
          ---------------------------------------------------

     The Company held its Annual Meeting of Stockholders on September 4, 1998. The following is a tabulation of the voting results for each item submitted to the stockholders:

     1.   Votes cast for the election of four Directors:



                                         In Favor                 Withheld
                                        ----------               ----------
        Paul O. Koether                 7,086,990                  40,174
        Mark W. Jaindl                  7,086,990                  40,174
        James L. Bicksler               7,085,990                  41,174
        John W. Galuchie, Jr.           7,086,990                  40,174

        Lawrence M. Gold                7,025,146                 702,025
        Joachim von Roy                 7,028,894                 698,277
        John P. Papp                    7,008,894                 718,277
        John C. Cheronis                7,028,471                 698,700


     2. To approve an amendment to the Company's Certificate of Incorporation to provide for a one-for-ten reverse stock split:

              FOR                       AGAINST                    ABSTAIN
              ---                       -------                    -------
              14,172,905                608,610                    72,820


     3. To amend Article IX, Section 1 of the Company's Certificate of Incorporation to provide that the number of directors shall be set by the Board of Directors:

              FOR                       AGAINST                    ABSTAIN
              ---                       -------                    -------
              7,047,681                 7,755,714                  50,940


     4. To ratify the appointment of Arthur Andersen LLP as independent auditors for the year ended December 31, 1998:

              FOR                       AGAINST                    ABSTAIN
              ---                       -------                    -------
              14,630,719                176,666                    46,950


     5. To amend Article 3, Section 3.1 of the Company's Bylaws to set the number of directors to serve on the Board of Directors at seven:


              FOR                       AGAINST                    ABSTAIN
              ---                       -------                    -------
              9,008,512                 5,823,981                  21,842


Item 5.   Other Information
------    -----------------

     On July 13, 1998, the Nasdaq Stock Market, Inc. ("Nasdaq") Listing Qualifications Panel (the "Panel") notified the Company that, as of the close of business on such date, the Company's Common Stock ("Common Stock") would be delisted from the Nasdaq National Market. Nasdaq's maintenance standards require, among other things, that the common stock of companies listed on the Nasdaq National Market must have a bid price of at least $1.00 per share, and the basis for the Panel's decision was that the bid price of the common Stock was less than $1.00 per share. As a result of the delisting, the Common Stock currently trades on the Over-the-Counter Bulletin Board.

     Nasdaq's delisting of the Common Stock will have a number of adverse effects on the Company's stockholders. Availability of current market price information for the Common Stock and news coverage of the Company will be limited. Delisting may have the effect of restricting investors' interest in and prices for the Common Stock as well as the Company's ability to issue additional securities or to secure additional financing. Because of the adverse impact on the trading market of the Common Stock and the potential loss of effective trading markets, the volatility of the Common Stock may be increased.

     With respect to the minimum bid price of $1.00 per share of the Company's Common Stock, the Company's stockholders approved a one-for-ten reverse split of the Company's Common Stock at the 1998 Annual Stockholder Meeting (the "Annual Meeting") on September 4, 1998.

     On July 23, 1998, the Company appealed Nasdaq's decision to delist the Common Stock to the Nasdaq Listing and Hearing Review Council (the "Review Council"). The basis for the Company's appeal was that the Company believed that the failure of the Common Stock to comply with Nasdaq's minimum $1.00 per share bid price requirement would be cured by stockholder approval of the reverse split at the Annual Meeting. However, even though the reverse split was approved, there can be no assurance that the Company's appeal to the Review Council will be successful. In addition, while the Company believes it currently meets the continued listing criteria for the Nasdaq National Market even if the decision of the Review council is favorable, there can be no assurance that the Company will meet Nasdaq's continued listing criteria in the future (whether as a result of failure to meet the minimum bid price requirement or other requirements imposed by Nasdaq).

     On July 29, 1998, Nasdaq informed the Company that the Company would be permitted to submit information to the Review Council in connection with the Company's appeal until the close of business on September 23, 1998. Nasdaq further indicated in its July 29, 1998 letter that the Review Council would issue a decision after the National Association of Securities Dealers Board of Governors had an opportunity to consider the delisting decision pursuant to NASD Rule 4880. Nasdaq indicated this review would likely occur at the December NASD Board of Governors meeting. The Company submitted the required information to the Review Council in a timely fashion.

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

     On September 2, 1998, the Company announced retaining Joachim von Roy, a director of the Company at that time, and the former president of Bristol-Myers Squibb, Europe, to establish a new company in Germany, based on the Company's protease inhibitor technology. The Company has paid $45,000 in connection with this arrangement. On November 11, 1998, all activities relating to this agreement were suspended.

     On September 20, 1998, the Company announced the election of Paul O. Koether, Mark W. Jaindl and John W. Galuchie, Jr. as chairman, vice chairman and president, respectively. The Company also announced that it would implement a one-for-ten reverse stock split previously approved by the stockholders as of the close of business on September 22, 1998 and that the Company's shareholder rights plan would be eliminated effective immediately.

     On September 29, 1998, the Board of Directors authorized the redemption of all outstanding preferred share purchase rights issued pursuant to the Rights Agreement, dated as of June 13, 1995, between the Company and American
Securities Transfer, Inc., as Rights Agent, effective as of the close of business on October 13, 1998, with the redemption price of $.01 ($.10 on a split adjusted basis) per right to be paid in cash on October 14, 1998 to the holders of record of Common Stock of the Company as of the close of business on October 13, 1998.

ITEM 6.   Exhibits and Reports on Form 8-K.
          ---------------------------------

     a.  Exhibits

          27. Financial Data Schedule for the nine months ended September 30, 1998.


     b.  Reports on Form 8-K

     On July 15, 1998, the Company filed a report on Form 8-K stating that on July 13, 1998, the Company received a letter from The Nasdaq Stock Market, Inc. ("Nasdaq") stating that, effective as of the close of business on July 13, 1998, Cortech Common Stock had been delisted from the Nasdaq National Market. A copy of the Company's press release announcing the delisting of Cortech Common Stock from the Nasdaq National Market was attached as Exhibit 99.1.

     On September 2, 1998, the Company filed a report on Form 8-K which announced retaining Joachim von Roy, a director of the Company and the former president of Bristol-Myers Squibb, Europe, to establish a new company in Germany, based on the Company's protease inhibitor technology and included as
Exhibit 99.1, was a copy of the press release discussing the arrangement.

     On September 18, 1998, the Company filed a report on Form 8-K which announced that four nominees of Asset Value Fund Limited Partnership had been elected to the Company's board of directors. In addition, the Company announced that a proposal to effect a one-for-ten reverse stock split had been approved by the stockholders and that implementation of the split would be considered by the new Board of Directors. Stockholders also approved a stockholder proposal to increase the size of the Board of Directors from five to seven, defeated a proposal to empower the Board of Directors to set the size of the Board, and approved the appointment of Arthur Andersen LLP as the Company's auditors. Attached as Exhibit 99.1 was the Company's press release dated September 17, 1998.

     On September 21, 1998, the Company filed a report on Form 8-K which announced the election of Paul O. Koether, Mark W. Jaindl and John W. Galuchie, Jr. as chairman, vice chairman and president, respectively. The Company also announced that it would implement a one-for-ten reverse stock split previously approved by stockholders as of the close of business on September 22, 1998 and that the Company's shareholder rights plan would be eliminated effective immediately, resulting in a payment of $.01 ($.10 on a split adjusted basis) to stockholders. Attached as Exhibit 99.1 was the Company's press release dated September 20, 1998.

     On October 5, 1998, the Company filed a report on Form 8-K stating that on September 29, 1998, the Board of Directors of the Company authorized the redemption of all outstanding preferred share purchase rights issued pursuant to the Rights Agreement, dated as of June 13, 1995, between the Company and American Securities Transfer, Inc., as Rights Agent, effective as of the close of business on October 13, 1998, with the redemption price of $.01 ($.10 on a split adjusted basis) per right to be paid in cash on October 14, 1998 to the holders of record of Common Stock of the Company as of the close of business on October 13, 1998. A copy of the letter that was to be sent to Stockholders, dated October 14, 1998, relating to the redemption of preferred share purchase rights was attached as an exhibit.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                                CORTECH, INC.




Date:      November 16, 1998                           /s/ Paul O. Koether
      -------------------------                      -------------------------
                                                     Paul O. Koether
                                                     Chairman of the Board
                                                     and Chief Executive Officer



Date:      November 16, 1998                           /s/ Sue Ann Itzel
      -------------------------                      -------------------------
                                                     Sue Ann Itzel
                                                     Treasurer
                                                     (Principal Accounting and
                                                      Financial Officer)