Form 10KSB
period 1998-12-31
CORTECH INC
filed 1999-03-30
CIK 728478

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

MARK ONE:

     [X] Annual Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934. For the Fiscal year ended December 31, 1998

     [ ] Transaction Report Under Section 13 or 15 (d) of the Securities Exchange Act of 1934 For the transition period from _________________ to ________________.

                         Commission file number 0-20726

                                  CORTECH, INC.
                 (Name of small business issuer in its charter)

            DELAWARE                                             84-0894091
---------------------------------                           -------------------
(State or other jurisdiction                                (I.R.S. Employer
of incorporation or organization)                           Identification No.)

                   6850 N. Broadway, Suite G, Denver, Colorado
          80221 (Address of principal executive offices with Zip Code)

          Issuer's telephone number, including area code (303) 650-1200

         Securities registered under Section 12(b) of the Exchange Act:

                                      NONE

              Securities registered under Section 12(g) of the Act

                     Common Stock, par value $.002 per share

     Check  whether  the issuer (1) filed all  reports  required  to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

     Check if there is no disclosure of delinquent filers in response to item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of issuer's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ X ]

     Issuer's revenues for the fiscal year ended December 31, 1998 were approximately $1,347,000.

     As of February 26, 1999, there were 1,852,209 shares of common stock outstanding. The aggregate market value of the common stock held by non-affiliates of the issuer, based upon the closing price on the NASDAQ National Market, was approximately $7.6 million.

     Traditional Small Business Disclosure Format Yes ____ No X

Item 1. -  DESCRIPTION OF BUSINESS
-------    -----------------------

General
-------

     Except for the historical information contained herein, the matters discussed in this Annual Report on Form 10-KSB are forward-looking statements that involve risks and uncertainties. For a discussion of certain factors which may affect the outcome projected in such statements, see Item 6 ("Management's Discussion and Analysis of Financial Condition and Results of Operations") of this Annual Report, as well as factors noted in the balance of this Item 1 ("Description of Business"). Actual results may differ materially from those projected. These forward-looking statements represent the Company's judgement as of the date of the filing of this Annual Report. The Company disclaims, however, any intent or obligation to update these forward-looking statements.

Overview
--------

     Cortech, Inc. ("Cortech" or the "Company") is a biopharmaceutical company whose research and development efforts have focused primarily on protease inhibitors and bradykinin antagonists. These efforts have produced a technology portfolio which may have therapeutic application across a broad range of medical conditions. Cortech's strategy is to seek collaborative partners to conduct and fund future research and development on the components of its portfolio or to sell the rights to certain of the compounds in the portfolio to third parties interested in funding future research and development, while conserving the Company's cash. At the same time, the Company is seeking to redeploy its assets into an operating business.

     In response to disappointing test results and its loss of collaborative partner support, Cortech has implemented a series of reductions in force over the past four-and-one-half years which has reduced the number of full-time, regular employees from more than 200 down to one compensated full-time employee at February 28, 1999, and effectively discontinued all internal efforts to advance its research and development activities. In addition, Cortech has decommissioned its laboratories and sold most of its scientific, technical and office equipment. Cortech has also sold some of its leasehold improvements and is actively seeking to sell the remainder and to lease its unused space.

     As a result of these actions, Cortech no longer has the staff or operative facilities required to recommence internal research and development activities. Throughout 1998, Cortech retained a core group of professionals who, among other things, were engaged in efforts to secure collaborative partners for Cortech's technology portfolio. In November 1998, these efforts resulted in a collaboration based on CE-1037 (the Company's lead human neutrophil elastase inhibitor) with United Therapeutics Corp. ("UT") a privately held pharmaceutical company based in North Carolina. Under the exclusive worldwide product and license agreement, UT made an up-front payment of $250,000 and will pay the future costs of developing the compound in pulmonary diseases. The agreement also provides for Cortech to receive milestone payments if the compound is successfully advanced in development and a royalty on product sales should the compound be successfully commercialized. It is not expected that the agreement will result in significant revenues in 1999.

     In March 1999, the Company announced that an agreement in principle had been reached with Ono Pharmaceutical Co., Ltd. of Osaka, Japan ("Ono") whereby Ono will be granted western rights to the oral elastase inhibitor program on which Ono and Cortech have collaborated. Previous to the proposed agreement, Ono's rights were limited to Korea, Japan, the People's Republic of China and Taiwan (the "Ono Territory"). Consideration for Cortech granting western rights to Ono is contemplated to include $2 million upon signing of a definitive agreement and a series of possible future milestone payments which could aggregate an additional $9.5 million. Cortech also may be entitled to royalties at the rate of 4% of net sales of products developed by Ono based on Cortech patents outside the Territory. It must be pointed out that the possible milestone payments and royalties are probably many years in the future. The Ono agreement in principle is subject to the signing of a definitive agreement.

     Efforts to sell or establish partnerships for the remaining components of Cortech's technology portfolio have now virtually ceased and although discussions with some potential collaborators continue, there can be no assurance that any transaction will be completed.

     In December 1997, Cortech announced that it had signed a definitive merger agreement with BioStar, Inc. ("BioStar"), a privately held diagnostics company based in Boulder, Colorado. The merger agreement was mutually terminated by BioStar and Cortech on May 7, 1998.

     Following its Annual Meeting on September 4, 1998, the Company announced on September 18, 1998 that four of the nominees of Asset Value Fund Limited Partnership ("AVF"), a Delaware limited partnership, had been elected to the Company's Board of Directors, constituting a majority of the Board of Directors. Then on September 21, 1998, the Company announced that three of AVF's elected nominees, Paul O. Koether, Mark W. Jaindl and John W. Galuchie, Jr., had been elected to the positions of Chairman, Vice Chairman and President, respectively, at the Company's annual organizational meeting of the Board of Directors. The Company also announced implementation of a one-for-ten reverse stock split which became effective at the close of business on September 22, 1998, and elimination of the Company's Shareholder Rights Plan (the "Plan"). The Company redeemed all rights issued under the Plan. The redemption resulted in a one-time payment of $0.10 per share on a split adjusted basis to the Company's stockholders.

     The Company was incorporated in 1982 in Colorado and reincorporated in Delaware in August 1991. Cortech has incurred operating losses in each year since its date of inception. For the year ended December 31, 1998, Cortech had a net loss of approximately $4.7 million and through such date has an accumulated deficit of approximately $89.3 million. The Company's offices are located at 6850 N. Broadway, Suite G, Denver, Colorado 80221. Its telephone number is (303) 650-1200.

Cortech's Work with Protease Inhibitors
---------------------------------------

     Background. Proteases are enzymes that cleave peptide bonds within proteins. Since proteins are one of the fundamental building blocks of biological  systems,  proteases  are  among  the most  important  regulators  of biological activity that have been described. As a result of an increased understanding of the causative role proteases play in a number of disease processes, protease inhibition had become a very important area of drug discovery. Cortech's work focused primarily on the discovery and synthesis of inhibitors of human neutrophil elastase ("HNE"), a serine protease capable of degrading a variety of connective tissue proteins, most notably elastin. Elastin is found in the lungs, vasculature and skin, and therapy directed against HNE may have therapeutic application in acute and chronic respiratory, cardiovascular and skin disorders. As a result of its research and development efforts in this field, Cortech has developed proprietary technology which it has demonstrated has the potential to be applied to the discovery and synthesis of a broader range of therapeutically interesting protease inhibitors.

     During  inflamation,  neutrophils  are  activated  and  migrate to sites of inflamation to help kill micro-organisms and eliminate inflammatory debris. Neutrophils release HNE which disrupts the lining of blood vessels (endothelium) and allows the neutrophils to reach their target destination. Because HNE is so potent at digesting protein and thereby damaging tissue, the body possesses a number of defenses against excessive HNE release, limiting its effect in minor inflammatory states. In certain severe inflammatory conditions, however, HNE production overwhelms the body's natural defenses, resulting in tissue destruction. High levels of HNE release have also been found in cases of organ dysfunction, such as those associated with acute respiratory distress syndrome ("ARDS"). Further, HNE appears to play a significant role in a number of chronic diseases marked by tissue destruction, including cystic fibrosis and emphysema. HNE also appears to be involved in less severe forms of tissue destruction, such as rheumatoid arthritis, psoriasis and periodontal disease.

     CE-1037 - HNE Inhibitor for Parenteral Administration. CE-1037 was developed and advanced into early Phase II clinical trials in collaboration with Hoechst Marion Roussel, Inc. ("HMRI"). HMRI terminated that collaboration in December 1996 following animal experiments which suggested that the compound might have genotoxic effects at high concentrations. A repeat experiment, sponsored by Cortech but conducted by an independent outside laboratory failed to show any genotoxic effect of the compound. Subsequently, in November 1998, Cortech was successful in securing United Therapeutics as a new corporate partner for CE-1037. Under the exclusive worldwide product and license agreement, UT made an up-front payment of $250,000 and will pay the future costs of developing the compound for the potential treatment of pulmonary diseases. Notwithstanding this Agreement, there can be no assurance that CE-1037 will be proven safe and efficacious in clinical trials, that the regulatory approvals necessary for this commercialization (if it is ever advanced to this stage)would be obtained or that it could be manufactured at acceptable costs and in appropriate quantity.

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

     In March 1995, Cortech signed a three-year research agreement with Ono to develop an orally active HNE inhibitor using technology developed by Cortech prior to initiation of the collaboration. Under the terms of the agreement, Ono substantially funded Cortech's research on oral HNE inhibitors ultimately providing a total of approximately $10 million in funding from 1995-1997. The agreement also granted Ono an exclusive, royalty-free license to make, use and sell a resulting product in Japan, Korea, Taiwan and China (the "Ono Territory"), with Cortech retaining all rights outside of the Ono Territory.

     In April 1997, Cortech and Ono amended their agreement to transfer all responsibilities for research activities to Ono during the final six months of the collaborative project (from September 15, 1997 through March 14, 1998.) During the third quarter of 1997, Cortech's remaining research staff focused their efforts primarily on elastase inhibition in order to fulfill Cortech's responsibilities under its agreement with Ono. On October 1, 1997, after fulfilling these responsibilities, Cortech implemented a further, corporate downsizing (to a staff of less than 15 full-time persons). Although Cortech retains rights outside of the Ono Territory to any compounds developed pursuant to the agreement with Ono, including those that might result from Ono's efforts during the final six months of the collaborative project, there can be no assurance that any research and development efforts with respect to HNE inhibitors (including the efforts of Ono) will prove successful, that any potential product would be proven safe and efficacious in clinical trials, that the regulatory approvals necessary for the commercialization of any product (if any product is ever advanced to this stage) would be obtained or that any product could be manufactured at acceptable costs and with appropriate quantity. Cortech does not intend to undertake further development of HNE inhibitors without a collaborative partner. There can be no assurance that Cortech will be able to establish such a collaboration or effect any transaction involving a sale of technology rights on favorable terms, if at all.

     In March 1999, the Company announced that an agreement in principle had been reached with Ono whereby Ono will be granted western rights to the oral elastase inhibitor program on which Ono and Cortech have collaborated. Previous to the proposed agreement, Ono's rights were limited to the Ono Territory. Consideration for Cortech granting western rights to Ono is contemplated to include $2 million upon signing of a definitive agreement and a series of possible future milestone payments which could aggregate an additional $9.5 million. Cortech also may be entitled to royalties at the rate of 4% of net sales of products developed by Ono based on Cortech patents outside the Territory. It must be pointed out that the possible milestone payments and royalties are probably many years in the future. The Ono agreement in principle is subject to the signing of a definitive agreement.

     Other Protease Targets. As part of its protease inhibitor research efforts, Cortech scientists synthesized and tested a number of compounds. Certain of these compounds have been shown to have activity against other serine elastases, such as proteinase-3 and endogenous vascular elastase. Serine elastases have been shown to play an important role in vascular injury, and Cortech believes that its portfolio of compounds may potentially provide useful therapeutic interventions for certain acute and chronic vascular, skin and respiratory diseases. Cortech has also developed a proprietary technology which has the potential to be applied to the discovery and syntheses of inhibitors of a broader range of therapeutically interesting serine and cysteine proteases such as most cell tryptase and picorna virus proteases, interleuken-1 beta converting enzyme, other caspases involved in apoptosis and cell death and cathepsins B, K, L and S.

     Notwithstanding these initial findings, there can be no assurance that any of these compounds will be proven safe and efficacious in clinical trials, that the regulatory approvals necessary for their commercialization (if any such compounds are ever advanced to this stage) would be obtained or that it could be manufactured at acceptable costs and with appropriate quantity. Furthermore, Cortech does not intend to undertake further development of any of these compounds without a collaborative partner. Although Cortech is currently seeking to secure such a partner or purchaser of Cortech's related technology rights, there can be no assurance that Cortech will be able to establish such a collaboration or effect any transaction involving a sale of technology rights on favorable terms, if at all.

Cortech's Work with Bradykinin Antagonists
-------------------------------------------

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

     Bradykinin is generated immediately following tissue injury or infection. It is a pivotal inflammatory mediator, and its diverse effects include pain, edema, vascular leak, and hypotension or low blood pressure that can lead to shock, organ dysfunction and death. The body normally inactivates bradykinin within seconds of its generation. However, in instances of severe injury, bradykinin production outstrips the body's capacity to inactivate it, thereby generating sustained inflammation, pain and edema. Preclinical and clinical work continues to support the role of bradykinin as an important mediator of inflammation, particularly in brain injury following trauma or acute ischemia.

     Bradycor (TM) (Deltibant or CP-0127). Bradycor is Cortech's lead, first-generation bradykinin antagonist which may potentially have therapeutic application in the management of traumatic brain injury ("TBI"). The rationale for its use in TBI is based on the important contribution of inflammatory processes to the full expression of the injury. A number of these inflammatory processes are mediated by bradykinin receptor mechanisms, including neutrophil activation and migration, stimulation of vascular endothelial cells and interactions with neuronal and non-neuronal cell populations found within the brain parenchyma. Following brain injury, these processes result in the production of inflammatory cytokines, endothelial retraction, blood brain barrier disruption and neuronal death. Thus, compounds such as Bradycor which can block these bradykinin mediated effects may potentially be efficacious in ameliorating the inflammatory aspects of TBI.

     Until mid-1995, Cortech's work on Bradycor concentrated primarily on the treatment of sepsis, but two Phase II clinical trials, completed in 1994 and 1995, failed to provide sufficient evidence of efficacy to warrant additional development in that indication. Concurrent with the sepsis studies, Cortech also undertook a small, pilot Phase II study in patients with large focal cerebral contusions (a type of injury that represents a subset of the spectrum of TBI). In that study, Bradycor had significant beneficial effects, compared with placebo, on intra cranial pressure, neurological status and the need for surgical intervention. In addition, Bradycor was well tolerated and showed no clinically significant adverse effects in these patients. A manuscript describing the results of that study was recently published in Acta Neurochisurgica.

     In November 1995, Cortech entered into a worldwide product development and license agreement with SmithKline Beecham ("SB") for the development of Bradycor for the treatment of TBI and possibly stroke. Under the terms of this agreement, SB undertook a multicenter, placebo controlled, Phase II clinical trial of Bradycor in patients with severe TBI (The "TBI Study"). Results of the TBI
Study, which became available in March 1997, failed to demonstrate a statistically significant benefit of Bradycor on intra cranial pressure, the primary endpoint of the TBI Study. Based on these results, SB and Cortech agreed to discontinue the planned development of Bradycor. Moreover, SB, after providing Cortech with $4 million in funding for the development of Bradycor, terminated its agreement with Cortech.

     Notwithstanding the initial results of the TBI Study, an analysis of long-term functional outcome by the American Brain Injury Consortium ("ABIC"), which was completed during the third quarter of 1997, showed positive trends in functional outcome for patients treated with Bradycor which were statistically significant in the most severely injured patients. In addition, patients treated with Bradycor in the TBI Study showed modest (but not statistically significant) positive trends in intra cranial pressure and the requirement for other interventions to control intra cranial pressure. The study and the results generated by ABIC have been described in a manuscript which has been accepted for publication in the JOURNAL OF NEUROTRAUMA.

     During the term of the agreement between SB and Cortech, SB also conducted a number of preclinical and other early phase clinical studies to broaden the profile of Bradycor. One of SB's preclinical studies in rats yielded adverse findings which were inconsistent with the findings of Cortech's toxicology program and not supported by the safety profile observed in the clinic. These adverse findings led to the premature suspension of the TBI Study with 133 patients available for analysis rather than the 160 patients planned. However, repeat rat studies failed to duplicate the initially observed mortality or to provide an explanation for the adverse findings. Furthermore, these results, when considered in the context of the entire body of preclinical and clinical data available on the compound, remain anomalous.

     Cortech does not intend to undertake further development of Bradycor without a collaborative partner. There can be no assurance that Cortech will be able to establish such a collaboration or effect any transaction involving a sale of technology rights on favorable terms, if at all. In the event that such a partnership is secured and development efforts with respect to Bradycor are continued, there can be no assurance that Bradycor would be proven safe and efficacious in clinical trials, that the regulatory approvals necessary for its commercialization (if Bradycor is ever advanced to this stage) would be obtained or that it could be manufactured at acceptable costs and with appropriate quantity.

     In February 1992,  Cortech entered into a series of agreements with CP-0127
Development   Corporation  ("CDC")  that  govern  the  development  of  products utilizing Bradycor. See "CP-0127 Development Corporation".

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

Product Development Risks
-------------------------

     Cortech's compounds are in an early stage of research and development. All of the compounds in Cortech's portfolio would require extensive additional research and development prior to submission of any regulatory application for commercial use. At this point, Cortech's compounds could only be advanced through collaborative arrangements or sale of its technology. There can be no assurance that Cortech will be able to establish such collaborative arrangements or to effect a transaction involving a sale of technology rights on acceptable terms, if at all. Even if Cortech enters into collaborative arrangements and/or receives funds for research and development, there can be no assurance that research or product development efforts would be successfully completed, that the compounds in Cortech's portfolio would be proven to be safe and efficacious in clinical trials, that required regulatory approvals for commercialization (if products are ever advanced to this stage) could be obtained, that products could be manufactured at acceptable cost and with appropriate quality or that any approved products could be successfully marketed or would be accepted by patients, health care providers and third-party payors.

Patents, Trade Secrets and Licenses
-----------------------------------

     Cortech believes that patents and other proprietary rights are crucial to its intellectual property portfolio. It is Cortech's policy to maintain appropriate patent protection of proprietary technologies and compounds in its portfolio. In addition to patents, Cortech relies upon trade secrets, know-how, and licensing opportunities to develop and maintain its competitive position. The value of Cortech's intellectual property will depend in part on its ability to obtain patents, maintain trade secrets and operate without infringing on the proprietary rights of others in the United States and in other countries.

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

     The patent positions of pharmaceutical and biopharmaceutical firms, including Cortech, are uncertain and involve complex factual questions. In addition, the coverage claimed in a patent application can be significantly reduced before or after the patent is issued. Consequently, there can be no assurance that any of Cortech's pending applications will result in the issuance of patents or, if any patents are issued, whether they will provide significant proprietary protection or will be circumvented or invalidated. Since patent applications in the United States are maintained in secrecy until patent issue and since publication of discoveries in the scientific or patent literature often lag behind actual discoveries, there can be no assurance that Cortech or any licensor was the first creator of inventions covered by pending patent applications or that Cortech or such licensor was the first to file patent applications for such inventions. There can be no assurance that Cortech's patents, if issued, would be held valid and infringed by a court of competent jurisdiction. An adverse outcome with regard to a third party claim could subject Cortech to significant liabilities to third parties, require disputed rights to be licensed from third parties or require Cortech to cease using such technology.

     A number of pharmaceutical and biopharmaceutical companies and research and academic institutions have filed patent applications or received patents in Cortech's fields. Some of these applications or patents may be competitive with Cortech's applications or may conflict in certain respects with claims made under Cortech's applications. Such conflict could result in a significant reduction of coverage of Cortech's patents, if issued. In addition, if patents are issued to other companies that contain competitive or conflicting claims and such claims are ultimately determined to be valid, there can be no assurance that Cortech would be able to obtain licenses to these patents at a reasonable cost or be able to develop or obtain alternative technology.

     Cortech also seeks to protect unpatented trade secrets and improvements and unpatented know-how. It is Cortech's policy to require its employees, consultants, members of the Board of Directors, outside scientific collaborators and sponsored researchers and other advisors to execute confidentiality agreements upon the commencement of employment or consulting relationships with Cortech. These agreements provide that all confidential information developed or made known to the individual during the course of the individual's relationship with Cortech is to be kept confidential and not disclosed to third parties except in scientific circumstances. In the case of employees, the agreements provide that all inventions conceived by the individual shall be the exclusive property of Cortech. There can be no assurance, however, that these agreements will not be breached or will provide meaningful protection or adequate remedies in the event of unauthorized use of Cortech's trade secrets or disclosure of such information. Cortech also has taken appropriate physical security measures to protect its intellectual property. There can be no assurance, however, that such security measures will be adequate.

CP-0127 Development Corporation
-------------------------------

     In February 1992, Cortech entered into a series of agreements with CDC that govern the development of products utilizing Bradycor. The agreements grant CDC the right to utilize Bradycor in the United States, Canada and Europe for certain indications, while Cortech retained rights to Bradycor in other parts of the world. Cortech has the right to market, sell and license the technology licensed to CDC or to sell products derived therefrom and is subject or a royalty obligation in favor of CDC.

Marketing Strategy
------------------

     Cortech's compounds are in the early stages of research and development. In the event that any of Cortech's compounds are approved for marketing in the future, Cortech will be entirely reliant upon its corporate partners to market those compounds. Any revenues received by Cortech will, therefore, be dependent on the efforts of third parties, and there can be no assurance that such efforts will be successful.

Manufacturing
-------------

     The manufacture of sufficient quantities of new drugs can be an expensive, time-consuming and complex process and may require the use of materials with limited availability or require dependence on sole-source suppliers. In the event that any of Cortech's compounds reach the stage of development involving manufacturing, Cortech will be solely dependent upon its corporate partners for the manufacture of compounds.

Competition
-----------

     The pharmaceutical and biopharmaceutical industries are engaged in intense competition involving multiple technologies and strategies for compound identification and development. Many companies are focused on research in the same areas as Cortech. Cortech's most significant competitors are fully integrated pharmaceutical companies and more established biotechnology companies. Smaller companies may also prove to be significant competitors, particularly through collaborative arrangements with large pharmaceutical companies. In addition, Cortech faces competition from academic institutions, governmental agencies, and other public and private research organizations that conduct research, seek patent protection, and establish collaborative arrangements for product and clinical development and marketing.

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

     At least four other companies have developed bradykinin antagonists and may be engaged in product development activities. Numerous companies are developing alternative strategies to treat inflammation. A number of these are in preclinical and clinical development. Any of these approached could compete with Cortech's HNE inhibitor programs.

Government Regulation
---------------------

     The Food and Drug Administration ("FDA") is the primary agency regulating the research, development, manufacturer, sale and marketing of drugs in the United States. From the time at which a promising compound is identified, regulations dictate its development, approval, marketing and sale. Product development and approval within this regulatory framework takes a number of years and involves the expenditure of substantial resources. Many products that initially appear promising are never approved because they do not meet safety and efficacy requirements of the FDA. Regulatory requirements may change at any stage of Cortech's product development and may affect approval, delay in application, or require additional expenditures by Cortech. If approval is obtained, failure to comply with ongoing regulatory requirements, or new information that negatively impacts the safety or effectiveness of the approved drug, could cause the FDA to withdraw approval to market the product.

     The time period between when a promising new compound is identified and when human testing is initiated is generally referred to as the preclinical development period. A series of pharmacologic studies are also performed during preclinical development to identify the essential characteristics of the compound's behavior. In addition, both in vitro and in vivo animal toxicity studies are required to characterize the toxicity profile of the compound. Preclinical studies are regulated by the FDA under a series of regulations called Good Laboratory Practice ("GLP") regulations. Violations of these regulations can, in come cases, lead to invalidation of the studies, requiring those studies to be repeated. During this time, a manufacturing process which is capable of producing the compound in an adequately pure and well characterized form for human use is developed. Production of compounds for use in humans is governed by a series of FDA regulations known as Good Manufacturing Practice ("GMP") regulations, which regulate all aspects of the manufacturing process.

     The entire body of preclinical development work is summarized in a submission to the FDA called a Notice of Claimed Exemption for an Investigational New Drug ("IND"). FDA regulations allow human clinical trials to begin 30 days following the submission of the IND, unless the FDA requests additional information, clarification or additional time to review the IND. There is no assurance that the submission of an IND will allow a company to commence clinical trials. Once trials have started, the company or the FDA may decide to stop the trials because of concerns about the safety of the product or the adequacy of the trial design. Such action can substantially delay individual trials, as well as the entire development program for the compound and, in some cases, may require abandonment of a product.

     Clinical testing of new compounds in humans is designed to establish both safety and efficacy in treating a specific disease or condition. These studies are usually conducted in three phases of testing. In Phase I, a small number of healthy subjects or patients with the specific condition being targeted are given the new compound to determine the pharmacokinetic and pharmacologic actions of the drug in humans, the side effects associated with increasing doses and if possible, to gain early evidence of effectiveness. In Phase II, small numbers of patients with the targeted disease are given the compound to test its efficacy in treating the targeted disease, to determine the common short-term side effects and risks associated with the drug, and to establish effective dose levels. Phase III studies are larger studies designed to confirm the compound's efficacy and safety for the targeted disease and to provide an adequate basis for physician labeling.

     When a drug is being developed for a condition that is life or organ threatening, or for which there is no alternative therapy, the FDA may, in certain cases, grant an accelerated approval process. However, there is no assurance that any of Cortech's products would be eligible for this accelerated approval process.

     Once adequate data have been obtained in clinical testing to demonstrate that the compound is both safe and effective for the intended use, all of the data available is submitted to the FDA in an New Drug Application ("NDA"). The FDA reviews this application and, once it decides that adequate data are available which show that the new compound is both safe and effective, approves the drug for marketing. The approval process may take several years and is a function of a number of variables including the quality of the submission and data presented, the potential contribution that the compound will make in improving the treatment of the disease in question, and the extent of agreement between the sponsor and the FDA on the product labeling. There can be no assurance that any new drug will successfully proceed through this approval process or that it will be approved in any specific period of time.

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

     To market its product abroad, Cortech also must satisfy regulatory requirements implemented by foreign regulatory authorities. The foreign regulatory approval process includes all of the risks associated with FDA approval set forth above, and may introduce additional requirements of risks. There is no assurance that a foreign regulatory body will accept the data developed by Cortech for any of its products. Approval by the FDA does not ensure approval in other countries, nor does approval by any other country ensure approval decisions by FDA.

     In Europe, human pharmaceutical products are subject to extensive regulations of testing, manufacture, safety, efficacy, labeling, storage, record keeping, advertising and promotion. Effective in January 1995, the European Union enacted new regulations providing for a centralized licensing procedure, which is mandatory for certain kinds of products, and a decentralized (country by country) procedure for all other products. A license granted under the centralized procedure authorizes marketing of the product in all of the member states of the European Union. Under the decentralized procedure, a license granted in one member state can be extended to additional member states pursuant to a simplified application process. The assessment of products filed under the centralized procedure is coordinated by the European Medicine Evaluation Agency ("EMEA").

     In addition to regulations enforced by the FDA, Cortech is also subject to regulation under the Occupational Safety and Health Act, the Environmental Protection Act, the Toxic Substances Control Act, the Resource Conservation and Recovery Act, regulations promulgated by the United States Department of Agriculture, and other related federal, state or local regulations. Cortech's research and development involved the controlled use of hazardous materials, chemicals, viruses and various radioactive compounds. Although Cortech believes that its safety procedures for handling and disposing of such materials complied with the standards prescribed by state and federal regulations, the risk of accidental contamination or injury from these materials cannot be completely eliminated.

Third-Party Reimbursement
-------------------------

     The business and financial condition of pharmaceutical and biotechnology companies will continue to be affected by the efforts of government and third-party payors to contain or reduce the cost of health care through various means. For example, in certain foreign markets pricing or profitability of prescription pharmaceuticals is subject to government control. In particular, individual pricing negotiations are often required in each country of the European Union, even if approval to market the drug under the EMEA's centralized procedure is obtained. In the United States, there have been, and Cortech expects that there will continue to be, a number of federal and state proposals to implement similar government control. In addition, an increasing emphasis on managed care in the United States has increased and will likely continue to increase the pressure on pharmaceutical pricing. While Cortech cannot predict whether any such legislative or regulatory proposals will be adopted, the announcement or adoption of such proposals or efforts could have a material adverse effect on pharmaceutical companies that are prospective corporate partners for Cortech. Therefore, Cortech's ability to establish and maintain strategic alliances may be adversely affected. In addition, in the United States and elsewhere, sales of prescription pharmaceuticals are dependent in part on the availability of reimbursement to the consumer from third-party payors, such as government and private insurance plans that mandate predetermined discounts from list prices. In addition, third-party payors are increasingly challenging the prices charged for medical products and services. If Cortech succeeds in bringing one or more products to the market, there can be no assurance that these products will be considered cost effective and reimbursement to the consumer will be available or will be sufficient to allow Cortech to sell its products on a competitive basis.

Human Resources
---------------

     At its peak in July 1994, Cortech employed 206 full-time, regular employees. Over the past four-and-one-half years, Cortech has implemented a series of reductions in force which reduced the number of full-time, regular employees to one compensated full-time employee as of February 28, 1999. During this time, these employees were primarily engaged in management, business development and administrative efforts including the archiving of records and liquidation of non-cash tangible assets.

ITEM 2. -         DESCRIPTION OF PROPERTY
-------           -----------------------

     As of February 28, 1999, the Company occupies 4,150 square feet of leased administrative space in Denver, Colorado. This lease is on a month-to-month basis and the Company has given the landlord notice that it will vacate this space during April 1999. Additionally, the Company is liable for lease payments on 5,700 square feet of warehouse space through April 30, 1999. Attempts to sublease this space have been unsuccessful so far.

ITEM 3. -         LEGAL PROCEEDINGS
------            -----------------

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


ITEM 4. -         SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
-------           ---------------------------------------------------

     There were no matters submitted to a vote of security holders during the fourth quarter of the year ended December 31, 1998.

                                     PART II
                                     -------

ITEM 5. -         MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS
-------           --------------------------------------------------------

     At February 26, 1999, the Company had approximately 500 stockholders of record. The Company's common stock currently trades on the NASDAQ / National Market System under the symbol "CRTQ". On February 26, 1999, the closing price per share of the common stock was $5.875.

     The following table sets forth the high and low bid and ask prices for the common stock for the periods indicated, as reported by the Over-the-Counter Bulletin Board. The Company's common stock was traded on the NASDAQ National Market System until July 13, 1998. (See separate table below.) All prices have been adjusted to reflect the one-for-ten stock split.

         Calendar Quarter Ended:
                                              Bid                     Ask
                                       -----------------         -------------
                                       Low          High         Low      High
                                       ---          ----         ---      ----
         1998
                  September 30         $3.90      $5.8125      $4.10    $6.65625
                  December 31           4.25       6.625        4.8125   6.75


     The following table sets forth the high and low closing prices for the common stock for the periods indicated, as reported by NASDAQ on the National Market System. All closing prices have been adjusted to reflect the one-for-ten stock split.


         Calendar Quarter Ended:
                                                Low                 High
                                                ---                 ----
         1998

                  March 31                    $  3.75             $ 6.875
                  June 30                        4.375              5.625

         1997

                  March 31                    $  8.44             $20.00
                  June 30                        5.94               9.38
                  September 30                   5.00               8.13
                  December 31                    5.31               8.44

     On July 13, 1998, the NASDAQ Stock Market, Inc. ("NASDAQ") Listing Qualification Panel (the "Panel") notified the Company that as of the close of business on such date, the Company's Common Stock ("Common Stock") would be delisted from the NASDAQ National Market. NASDAQ's maintenance standards require, among other things, that the common stock of companies listed on the NASDAQ National Market must have a bid price of at least $1.00 per share, and the basis for the Panel's decision was that the bid price of the common stock was less than $1.00 per share. As a result of the delisting, the Common Stock traded on the Over-the-Counter Bulletin Board. The Company implemented a one-for-ten stock split, as approved by the stockholders, as of the close of business on September 22, 1998. On January 21, 1999, NASDAQ approved Cortech's Common Stock for re-listing on the NASDAQ National Market, and the shares began trading on January 25, 1999.

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

     The Company has not paid any cash dividends on its Common Stock since its inception and does not intend to pay any cash dividends in the foreseeable future.


ITEM 6. -         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
-------           -----------------------------------------------------------
                  AND RESULTS OF OPERATIONS
                  -------------------------

     The following discussion and analysis should be read in conjunction with Cortech's Financial Statements and Notes thereto included elsewhere in this Form 10-KSB. When used in this discussion, the word "expects" and similar expressions are intended to identify forward-looking statements. Such statements are subject to risks and uncertainties that could cause actual results to differ materially from those projected and include, but are not limited to, the risks discussed below, the risks discussed in the section of this Form 10-KSB entitled "Description of Business" and risks discussed elsewhere in this Form 10-KSB.

General
-------

     Cortech, Inc. ("Cortech" or the "Company") is a biopharmaceutical company whose primary focus has been the discovery and development of novel therapeutics for the treatment of inflammatory disorders. Specifically, Cortech has directed its research and development efforts principally toward protease inhibitors and bradykinin antagonists. These efforts have produced certain intellectual property rights. (See Item 1. - Description of Business - "Cortech's Work with Protease Inhibitors" and "Cortech's Work with Bradykinin Antagonists.")

     In response to disappointing test results and its loss of collaborative partner support, Cortech has implemented a series of reductions in force over the past four-and-one-half years (which has reduced the number of full time, regular employees from more than 200 down to one compensated full-time employee) and effectively discontinued all internal efforts to advance its research and development activities. In addition, Cortech has decommissioned its laboratories, and sold most of its scientific, technical and office equipment.

     Cortech has also sold most of its leasehold improvements and is actively seeking to sell the remainder and lease its unused space. As of December 31, 1998, all fixed assets had been written-off. As a result of these actions, Cortech no longer has the staff or operative facilities required to recommence internal research and development activities. Cortech's strategy is to seek collaborative partners to conduct and fund future research and development on the components of its portfolio or to sell the rights to certain of the compounds in the portfolio to third parties interested in funding future research and development, while conserving the Company's cash. There can be no assurance that any particular agreement will be completed. At the same time, the Company is seeking to redeploy its assets into an operating business.

Results of Operations
---------------------

Revenues
--------

     Revenues from sponsored research and development decreased from $3.5 million in 1997 to $22,000 in 1998. This decrease in revenues resulted primarily from an April 1997 amendment to the Ono Agreement (defined below) which terminated the obligation of Ono Pharmaceutical Company, Ltd. ("Ono") to make further research payments to the Company, and the discontinuation, as of March 1997, of the Company's collaboration with SmithKline Beecham ("SB"). The Company expects no further payments from Ono or SB in connection with sponsored research and development activities.

     Cortech received $1.5 million from Ono for work performed in 1997 under a contract to develop an oral elastase inhibitor (the "Ono Agreement"). Pursuant to the Ono Agreement, Cortech had received an additional $1.3 million in 1996 which was recorded as revenue in 1997 (as a result of work performed in 1997 by Cortech). Under the terms of the Ono Agreement, as amended in 1997, Ono assumed all responsibilities for research activities conducted during the final six months of the collaborative project (terminating on March 14, 1998). As a result, Ono was not required to pay Cortech the last scheduled $1.5 million in research funding previously provided for under the Ono Agreement to offset certain costs that Cortech would otherwise have incurred.

     Interest income decreased from $939,000 in 1997 to $695,000 in 1998. Lower invested balances with lower yields on investments accounted for the decrease.

     The disposition of property and equipment relating to the sale of certain leasehold improvements and equipment resulted in gains of $380,000 during 1998 and losses of $530,000 during 1997. During 1997, the Company commenced selling property and equipment previously used in research and development and for administrative purposes.

     During 1998, the Company recorded $250,000 in license revenues it received from an unrelated third party, United Therapeutics Corp. ("UT"), in connection with the signing of an exclusive worldwide product development and license agreement for Cortech's elastase inhibitor, CE-1037, for the potential treatment of emphysema and other diseases. The agreement provided for certain milestone payments in the event the compound is successfully advanced and a royalty on product sales should the compound be successfully commercialized. It is not expected that this agreement will result in significant revenues in 1999.

     Research and development related expenses decreased from $7.6 million in 1997 to $436,000 in 1998. The decrease was due primarily to the ceasation of on-site research and development activities by the Company in late 1997.

     General and administrative expenses increased from $3.1 million in 1997 to $5.6 million in 1998. The $2.5 million increase was primarily due to the following expenses: severance payment for former employees and officers of $1.1 million (including $605,000 to the Company's former Chief Executive Officer); certain costs related to the proposed combination with BioStar, Inc. that was terminated on May 7, 1998 of $328,000; costs related to stockholder litigation of $185,000; Directors and Officers liability run-off policy, approved by the prior Board of Directors of $198,000; and $258,000 in expenses incurred by the prior Board of Directors for the solicitation of proxies in connection with the Annual Meeting of Stockholders which included additional legal fees of $100,000.

Liquidity and Capital Resources
-------------------------------

     At December 31, 1998, the Company had cash and cash equivalents of $11.6 million. Cash equivalents consisted of Federal Treasury Obligation Funds and Repurchase Agreements with yields ranging from 4.65% to 4.85%. In January 1999, all cash equivalents were transferred to U.S. Treasury Bills with original maturities of three months or less. Net working capital at December 31, 1998 was approximately $10.5 million. Management believes its cash and cash equivalents are sufficient for its remaining business activities and for the costs of seeking an acquisition of an operating business.

     Net cash of approximately $4.1 million was used in operations in 1998. The net loss of $4.7 million and the decrease in accounts payable of $549,000, were the primary reasons for the use of cash, although these uses were partially offset by depreciation and amortization of $623,000 and an increase in accrued liabilities of $656,000. In 1997, net cash of approximately $6.4 million was used in operations. In 1997, the net loss of $6.8 million and the decreases in advances from a corporate partner of $928,000 and unearned income of $1,323,000, were the primary reasons for the use of cash, although these uses were partially offset by depreciation and amortization of $1.5 million and a decrease in prepaid expenses and other assets of $537,000.

     Net cash provided by investing activities was approximately $4.3 million in 1998, primarily due to the sales of short-term investments of $3.9 million and the proceeds from the sale of property and equipment of $491,000, which resulted in a net gain on the disposition of equipment of $380,000. In 1997, net cash of approximately $10.2 million was provided by investing activities primarily due to the sales of short-term investments of $24.9 million and the proceeds from the sale of property and equipment of $890,000, offset by purchases of short-term investments of $15.5 million. Sales of property and equipment in 1997 resulted in a net loss of $530,000.

     Net cash used in financing activities was $189,000 in 1998, due to the redemption of the preferred share purchase rights. See Part II, Item 5. - Market for Common Equity and Related Stockholder Matters for more information on the redemption. In 1997, net cash of $4,000 was provided by financing activities, due to the issuance of common stock.

Other Matters
-------------

     Net Operating Loss Carryforwards and Tax Credits: As of December 31, 1998, Cortech had approximately $86.6 million of net operating loss carry forwards for income tax purposes which expire from 1999 through 2013. In addition, Cortech has approximately $2.9 million of research and development tax credit carryforwards available to offset future federal income tax, subject to limitations for alternative minimum tax. Cortech's use of operating loss carryforwards and tax credit carryforwards is subject to limitations imposed by the Internal Revenue Code.

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

ITEM 7. -         FINANCIAL STATEMENTS
-------           --------------------

         The financial statements filed with this item are listed below:

         Reports of Independent Accountants

         Financial Statements:

                  Balance Sheet as of December 31, 1998

                  Statements of Operations for the Years ended December 31, 1998 and 1997

                  Statements of Stockholders' Equity for the Years ended December 31, 1998 and 1997

                  Statements of Cash Flows for the Years ended December 31, 1998 and 1997

                  Notes to Financial Statements

                                                      PricewaterhouseCoopers LLP
                                                      400 Campus Drive
                                                      P.O. Box 988
                                                      Florham Park, NJ  07932
                                                      Telephone (973) 236 4000
                                                      Facsimile (973) 236 5000


                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Shareowners and Directors of
Cortech, Inc.

In our opinion, the accompanying balance sheet and the related statements of operations, of stockholders' equity and of cash flows present fairly, in all material respects, the financial position of Cortech, Inc. (the "Company") at December 31, 1998, and the results of its operations and its cash flows for the year ended December 31, 1998, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audit. We conducted our audit of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for the opinion expressed above.




/s/ PricewaterhouseCoopers LLP

Florham Park, New Jersey
February 26, 1999

                              ARTHUR ANDERSEN LLP


                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


We have audited the accompanying statements of operations, stockholders' equity and cash flows of Cortech, Inc. (a Delaware corporation) for the year ended December 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the results of operations and cash flows of Cortech, Inc., for the year ended December 31, 1997, in conformity with generally accepted accounting principles.




                                                         /s/ Arthur Andersen LLP


Denver, Colorado,
  February 12, 1998.

                                  CORTECH, INC.
                                  BALANCE SHEET
                                December 31, 1998
                 (in $000's, except share and per share amounts)



ASSETS

Current assets:
    Cash and cash equivalents                                   $11,597
    Prepaid expenses and other                                       77
                                                                -------
         Total current assets                                   $11,674
                                                                =======

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
    Accounts payable                                            $   151
    Accrued liabilities                                             485
    Accrued severance and other compensation                        497
                                                                -------
         Total current liabilities                                1,133
                                                                -------

Commitments and Contingencies (Notes 6 and 7)

Stockholders' equity (Note 4):
    Preferred stock, $.002 par value 2,000,000 shares
      authorized, none issued                                         -
    Common stock, par value $.002;
      5,000,000 shares authorized;
      1,852,209 shares issued and outstanding                         4
    Additional paid-in capital                                   99,830
    Accumulated deficit                                        ( 89,293)
                                                                -------
         Total stockholders' equity                              10,541
                                                                -------
         Total liabilities and stockholders' equity             $11,674
                                                                =======




                 See accompanying notes to financial statements

                                  CORTECH, INC.
                            STATEMENTS OF OPERATIONS
                      (in $000's, except per share amounts)



                                                       Years Ended December 31,
                                                       ------------------------
                                                         1998           1997
                                                        ------         ------

Revenues:
    Sponsored research and development                 $     22       $ 3,451
    Interest income                                         695           939
    Gain (loss)on disposition of property
      and equipment                                         380      (    530)
    Technology license revenue (Note 3)                     250             -
                                                        -------       -------
         Total revenues                                   1,347         3,860
                                                        -------       -------

Expenses:
    Research and development (Note 7)                       436         7,552
    General and administrative                            5,565         3,086
                                                        -------       -------
         Total expenses                                   6,001        10,638
                                                        -------       -------

         Net loss                                      ($ 4,654)     ($ 6,778)
                                                        =======       =======

Basic net loss per share                               ($  2.51)     ($  3.65)
                                                        =======       =======

Weighted average common shares
  outstanding                                             1,852         1,852
                                                        =======       =======




                 See accompanying notes to financial statements.


                                                                      CORTECH, INC.
                                                       STATEMENTS OF STOCKHOLDERS' EQUITY (NOTE 4)
                                                          (in 000's, except per share amounts)


                                                                           Additional
                                          Common Stock                      Paid-In         Deferred        Accumulated
                                      Shares       Amount     Warrants      Capital       Compensation        Deficit         Total
                                      ------       ------     --------     ----------    --------------    ------------       -----

Balance, December 31, 1996            1,852         $ 4        $2,330        $97,692         ($ 40)          ($ 77,861)     $22,125

Reversal of deferred
 compensation in connection
 with resignation of a
 director and other                       -           -             -       (      7)            3                   -     (      4)

Amortization of deferred
 compensation                             -           -             -              -            36                   -           36

Issuance of common stock
 at $6.60 per share pursuant
 to employee stock purchase
 plan                                     -           -             -               4            -                   -            4

Contribution of certain
 warrants                                 -           -       (   175)            175            -                   -            -

Expiration of certain CDC
 warrants                                 -           -       ( 1,078)          1,078            -                   -            -

Net loss                                  -           -             -               -            -           (   6,778)    (  6,778)
                                     ------         ---        ------         -------         ----            --------      -------

Balance, December 31, 1997            1,852           4         1,077          98,942        (   1)          (  84,639)      15,383

Amortization of deferred
 compensation                             -           -             -               -            1                   -            1

Redemption of preferred share
 purchase rights                          -           -             -        (    189)           -                   -     (    189)

Expiration of CDC warrants                -           -       ( 1,077)          1,077            -                   -            -

Net loss                                  -           -             -               -            -           (   4,654)    (  4,654)
                                     ------         ---        ------         -------         ----            --------      -------

Balance, December 31, 1998            1,852         $ 4             -         $99,830            -           ($ 89,293)    ($10,541)
                                     ======         ===        ======         =======         ====            ========      =======


                                                  See accompanying notes to financial statements.



                                  CORTECH, INC.
                            STATEMENTS OF CASH FLOWS
                                   (in 000's)


                                                                Year Ended December 31,
                                                                -----------------------
                                                                 1998             1997
                                                                ------           ------

Cash flows from operating activities:
   Net loss                                                    ($ 4,654)       ($ 6,778)
   Adjustments:
       Depreciation and amortization                                623           1,545
       (Gain)loss on disposition of equipment                  (    380)            530
       Research and compensation expense related
          to grant of options, including
          amortization of deferred compensation                       1              32
       Decrease in prepaid expenses and
          other assets                                              231             537
       Decrease in accounts payable                            (    549)       (     80)
       Decrease in advances from corporate partner             (     36)       (    928)
       Increase in accrued liabilities, accrued
          severance and other compensation                          656              35
       Decrease in unearned income                                    -        (  1,323)
                                                                -------         -------
       Net cash used in operating activities                   (  4,108)       (  6,430)
                                                                -------         -------

Cash flows from investing activities:
   Purchases of property and equipment                               -         (     39)
   Proceeds from sale of property and equipment                    491              890
   Purchases of short-term investments                        (      9)        ( 15,505)
   Sales of short-term investments                               3,850           24,850
                                                               -------          -------
       Net cash provided by investing activities                 4,332           10,196
                                                               -------          -------

Cash flows from financing activities:
   Proceeds from issuance of common stock                            -                4
   Redemption of preferred share purchase rights              (    189)               -
                                                               -------          -------
       Net cash provided by (used in)financing
          activities                                          (    189)               4
                                                               -------          -------

Net increase in cash and cash equivalents                           35            3,770
Cash and cash equivalents, beginning of
   period                                                       11,562            7,792
                                                               -------          -------
Cash and cash equivalents, end of period                       $11,597          $11,562
                                                               =======          =======

Supplemental disclosure of noncash
   financing activities:
   Contribution of 562,576 warrants to the
     Company                                                         -          $   175
                                                               =======          =======



                 See accompanying notes to financial statements.

                                 CORTECH, INC.
                          NOTES TO FINANCIAL STATEMENTS

                     Years Ended December 31, 1998 and 1997


1.   Organization
     ------------

     Cortech, Inc. ("Cortech" or the "Company") is a biopharmaceutical company whose primary focus has been the discovery and development of novel therapeutics for the treatment of inflammatory disorders. Specifically, Cortech has directed its research and development efforts principally toward protease inhibitors and bradykinin antagonists. These efforts have produced certain intellectual property rights.

     In response to disappointing test results and its loss of collaborative partner support, Cortech has implemented a series of reductions in force over the past four-and-one-half years (which reduced the number of full time, regular employees from more than 200 down to one compensated full-time employee) and effectively discontinued all internal efforts to advance its research and development activities. In addition, Cortech has decommissioned its laboratories, and sold most of its scientific, technical and office equipment. Cortech has sold most of its leasehold improvements and is actively seeking to sell the remainder and lease its unused space. As of December 31, 1998, all fixed assets have been written off. As a result of these actions, Cortech no longer has the staff or operative facilities required to recommence internal research and development activities. Cortech's strategy is to seek collaborative partners to conduct and fund future research and development on the components of its portfolio or to sell the rights to certain of the compounds in the portfolio to third parties interested in funding future research and development, while conserving the Company's cash, although there can be no assurance that any particular agreement will be completed. At the same time, the Company is seeking to redeploy its assets into an operating business.

2.   Significant Accounting Policies
     -------------------------------

     Use of Estimates
     ----------------

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates. Prior years financial statements have been reclassified to conform to the current year's presentation.

     Cash and Cash Equivalents
     -------------------------

     Cash and cash equivalents consist primarily of cash on hand, cash in banks, Treasury Obligation Funds and Repurchase Agreements. As of January 1999, cash equivalents consist of U.S. Treasury Bills purchased with an original maturity of three months or less.

                                  CORTECH, INC.
                          NOTES TO FINANCIAL STATEMENTS

                     Years Ended December 31, 1998 and 1997


     Research and Development Expenses
     ---------------------------------

     Costs incurred in connection with research and development activities are expensed as incurred. These costs consist of direct and indirect costs associated with specific projects as well as fees paid to various entities that perform certain research on behalf of the Company. On-site research and development activities were terminated by the Company in the fourth quarter of 1997.

     Sponsored Research and Development Revenue
     ------------------------------------------

     The Company recognizes revenue from sponsored research and development as research activities are performed or as development milestones are completed under the terms of the research and development agreements. Costs incurred in connection with the performance of sponsored research and development are expensed as incurred and were approximately $2,882,000, for the year ended December 31, 1997 and zero in 1998. Such costs are included in research and development expense in the accompanying statements of operations.

     Basic Net Loss Per Share
     ------------------------

     Basic net loss per share is computed using the weighted average number of shares of common stock outstanding during the period as adjusted for the one-for-ten reserve stock split. Excluded from the calculation of the net loss per share are 117,149 and 214,509 common stock options, in 1998 and 1997 respectively which, if included, would have an antidilutive effect. (See Note 4.)

     Income Taxes
     ------------

     The Company recognizes deferred tax assets and liabilities related to the expected future tax consequences of events that have been recognized in the Company's financial statements and tax returns. However, if it is more likely than not that some portion or all of the net deferred tax assets will not be realized, a valuation allowance is established and the tax benefit is not recognized in the statements of operations.

3.   Sponsored Research and Development
     ----------------------------------

     Ono Pharmaceutical Co., Ltd. ("Ono")
     ------------------------------------

     In March 1995, Cortech entered into a research agreement with Ono to develop an orally active human neutrophil elastase inhibitor using Cortech's protease inhibitor research capabilities. Upon entering into the agreement, Ono paid the Company $500,000 for research previously conducted by the Company. Under the agreement as amended in 1996, Ono paid $4.3 million in 1996 and an additional $1.5 million was paid in March 1997 for

                                  CORTECH, INC.
                          NOTES TO FINANCIAL STATEMENTS

                     Years Ended December 31, 1998 and 1997


     work that was performed in the second and third quarters of 1997. Under the terms of the agreement, as amended in April, 1997, Ono assumed all responsibilities for research activities during the final six months of the collaborative project, which terminated on March 14, 1998. As a result of this reallocation of responsibilities, Ono was no longer required to pay the Company the last scheduled $1.5 million in research funding previously provided for under the agreement to offset certain costs that the Company would otherwise have incurred under the agreement. Cortech expects no further payments from Ono under the agreement.

     Under the terms of the agreement, Ono will have an exclusive, royalty-free license to make, use and sell a resulting product in Japan, Korea, Taiwan and China (the "Ono Territory"). Cortech has retained all other rights.

     In March 1999, the Company announced that an agreement in principle had been reached with Ono whereby Ono will be granted western rights to the oral elastase inhibitor program on which Ono and Cortech have collaborated. Previous to the proposed agreement, Ono's rights were limited to the Ono Territory. Consideration for Cortech granting western rights to Ono is contemplated to include $2 million upon signing of a definitive agreement and a series of possible future milestone payments which could aggregate an additional $9.5 million. Cortech also may be entitled to royalties at the rate of 4% of net sales of products developed by Ono based on Cortech patents outside the Territory. The receipt of milestone payments and royalties, if any, are probably many years in the future. The Ono agreement in principle is subject to the signing of a definitive agreement.

4.   Stockholders' Equity
     --------------------

     Preferred Stock
     ---------------

     The Company is authorized to issue 2,000,000 shares of $.002 par value preferred stock which may be issued with various terms in one or more series, as the Board of Directors may determine.

     On June 2, 1995, the Company's Board of Directors approved the adoption of a Preferred Share Rights Plan under which stockholders received one Right to purchase one one-hundredth (one-tenth on a split adjusted basis - see "Common Stock" below) of a share of Series A Junior Participating Preferred Stock ("Junior Preferred Stock") for each outstanding share of Cortech common stock of record held at the close of business on June 26, 1995. These rights were distributed as a non-taxable dividend and were set to expire in June 2005. The rights would separate from shares of Cortech common stock and become exercisable at $20.00 each ($200 on a split

                                 CORTECH, INC.
                          NOTES TO FINANCIAL STATEMENTS

                     Years Ended December 31, 1998 and 1997


     adjusted basis - see "Common Stock" below), subject to future adjustment, only if a person or group acquired 15 percent or more of the Cortech common stock. Cortech's Board of Directors could terminate the plan or redeem the rights, at a nominal redemption price, prior to the time a person acquires more than 15 percent of the Cortech common stock. The Company had designated 500,000 shares of its Preferred Stock as Junior Preferred Stock.

     On September 29, 1998, the Board of Directors authorized the redemption of all outstanding rights, effective as of the close of business on October 13, 1998, with the redemption price of $.01 ($.10 on a split adjusted basis
     - see "Common Stock" below) per right paid in cash on October 14, 1998 to the holders of record of Common Stock of the Company as of the close of business on October 13, 1998.

     Common Stock
     ------------

     The stockholders of the Company approved a one-for-ten reverse stock split which was effective as of the close of business on September 22, 1998. Also on this date, the Company's authorized shares were reduced from 50,000,000 to 5,000,000. Accordingly, all common share information has been restated to reflect this reverse stock split.

     Stock Option Plans
     ------------------

     On September 22, 1998, the Company effected a one-for-ten reverse stock split. All stock option information has been restated to reflect this reverse stock split.

     In October 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation". This new standard encouraged, but did not require, companies to recognize compensation expense for grants of stock, stock options and other equity instruments based on a fair-value method of accounting.

     Companies that do not adopt the new expense recognition rules of SFAS No. 123 will continue to apply the existing rules contained in Accounting Principles Board ("APB") Opinion No. 25, but will be required to provide pro forma disclosures of the compensation expense determined under the fair-value provisions of SFAS No. 123, if material. APB No. 25 requires no recognition of compensation expense for most of the stock-based employee compensation arrangements provided by the Company, namely broad-based employee stock option grants and stock purchase plans where the exercise price is equal to the market price at the date of grant.

     The Company adopted the disclosure provisions of SFAS No. 123 for the years ended December 31, 1998 and 1997. The Company will continue to follow the

                                  CORTECH, INC.
                          NOTES TO FINANCIAL STATEMENTS

                     Years Ended December 31, 1998 and 1997


     accounting provisions of APB No. 25 for stock-based compensa- tion and will furnish the pro forma disclosures required under SFAS No. 123.

     The Company applies APB No. 25 and related Interpretations in accounting for its plans. Had compensation cost for the Company's our stock-based compensation plans been determined based on the fair value at the grant dates for awards under those plans consistent with the method of SFAS No. 123, the Company's net loss and net loss per share would have been increased to the pro forma amounts indicated below:


                                                          1998                 1997
                                                          ----                 ----
                                                    (In 000's, except per share amounts)


          Net loss - as reported                       ($ 4,654)            ($ 6,778)

          Net loss - pro forma                         ($ 5,053)            ($ 7,577)

          Net loss per share - as reported             ($  2.51)            ($  3.65)

          Net loss per share - pro forma               ($  2.73)            ($  4.09)


     The Company's 1986 Stock Option Plan ("1986 Plan") authorizes the grant of stock options to officers and employees of the Company to purchase an aggregate of 150,000 shares of common stock. Although 40,710 shares were available under the 1986 Plan as of December 19, 1997, on such date the Board of Directors effectively suspended future grants of options under the 1986 Plan to the extent that any such grant would increase the shares subject to outstanding grants above the figure as of such date.

     The Company's 1993 Equity Incentive Plan ("1993 Plan"), approved by the stockholders on May 10, 1994, authorizes the issuance of 170,000 shares through the grant of options to purchase common stock, stock bonuses, and rights to purchase restricted stock. The options outstanding as of December 31, 1998 generally become exercisable in varying amounts over a five-year period from the date of grant. Although 37,085 shares were available under the 1993 Plan as of December 19, 1997, on such date the Board of Directors effectively suspended further grants of options under the 1993 Plan to the extent that any such grant would increase the shares subject to outstanding grants above the figures as of such date.

     The stock options granted from either plan may be incentive stock options ("ISO") or nonstatutory stock options ("NSO"). The Board of Directors may set the rate at which the options expire, subject to limitations discussed below. However, no options shall be exercisable after the tenth anniversary

                                  CORTECH, INC.
                          NOTES TO FINANCIAL STATEMENTS

                     Years Ended December 31, 1998 and 1997


     of the date of grant or, in the case of ISOs, three months following termination of employment, except in cases of death or disability, for which the time or exercisability is extended. In the event of a dissolution, liquidation or other corporate reorganization, all stock options outstanding under the 1986 Plan and the 1993 Plan would become exercisable in full.

     ISOs may not be granted at an exercise price of less than the fair market value of the common stock at the date of grant. If an ISO is granted to an employee who owns more than 10% of the Company's total voting stock, such exercise price shall be at least 110% of fair market value of the common stock, and the ISO shall not be exercisable until after five years from the date of grant. The exercise price of each NSO may not be less than 85% of the fair market value of the common stock at the date of grant. The ISOs outstanding as of December 31, 1998, generally become exercisable in varying amounts over a two-to-five year period from the date of grant. NSOs also generally become exercisable over a two-to-five year period.

     Each of these plans also provides for stock appreciation rights, which may be granted with respect to any stock option. No stock appreciation rights have been granted as of December 31, 1998.

     During 1991, a Nonemployee Directors' Stock Option Plan was approved which authorized the grant of stock options to purchase up to 15,000 shares of common stock to the nonemployee directors of the Company. The exercise price of the options is equal to the fair market value of the shares on the date of grant, which is generally the later of initiation of the plan or the date of election to the Board of Directors. In March 1993, the Board of Directors suspended further grants under this plan. Vesting of the options occurred upon the participation by a director in a Board meeting. As of December 31, 1998, options to purchase 10,800 shares of common stock had been granted and were fully vested. The Company recorded the difference between the fair market value of the underlying common stock and the exercise price as compensation expense over the vesting period.

     The Company's 1992 Nonemployee Directors' Stock Option Plan authorizes the granting of options to purchase up to 40,000 shares of common stock to the nonemployee directors of the Company. The plan was originally approved by the stockholders on May 17, 1993, and an amendment to the plan was approved by the stockholders on May 10, 1994. No options were granted during 1998. During 1997, options to purchase 2,750 shares of common stock were granted to nonemployee directors. During 1994, in order to effect a repricing of certain of these options, options to purchase 16,225 shares of common stock were amended to become options to purchase 14,854 shares of common stock at an exercise price of $17.50 per share.

                                  CORTECH, INC.
                          NOTES TO FINANCIAL STATEMENTS

                     Years Ended December 31, 1998 and 1997


     The amended  options  generally  become  exercisable  from one to two years later than as originally granted. The Company recorded deferred compensation in 1993 of approximately $114,000 based on the amount that the fair market value of the Company's common stock exceeded the exercise price on the date the options were approved by the stockholders. The Company began in July 1993 to amortize such deferred compensation over approximately five years and has recorded compensation expense of approximately $1,000 and $6,000 in 1998 and 1997, respectively. There are currently options to purchase 19,054 shares of common stock outstanding under the plan at exercise prices ranging from $14.70 to $87.50 per share. By its terms, the plan terminated on December 31, 1997 (although such event does not affect outstanding options granted under the plan).

     The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

                                                1997
                                                ----

             Expected life (years)              1.0
             Interest rate                      5.54%
             Volatility                        93.10%

     During 1998, no options were granted.

     A summary of the status of the Company's 1986 Plan, 1993 Plan and nonemployee directors' stock option plans as of December 31, 1998, 1997 and changes during the years ended on those dates is presented below:


                                        1998                              1997
                             ----------------------------      ---------------------------
                                         Weighted-Average                 Weighted-Average
Options                      Shares       Exercise Price       Shares      Exercise Price
-------                      ------      ----------------      ------     ----------------
Options
  outstanding
  at beginning
  of year                    199,951          $20.60           244,270         $20.80
  Granted                          -               -             4,680          13.90
  Forfeited/canceled      (   96,128)          21.30         (  48,999)         20.80
                           ---------                          --------
Outstanding at
  end of year                103,823           20.20           199,951          20.60
                           =========                          ========
Options exercisable
  at year end                 93,608           20.30           144,157          20.90
                           =========                          ========

Weighted-average
  fair value of
  options granted
  during the year                                  -                           $ 5.20


                                  CORTECH, INC.
                          NOTES TO FINANCIAL STATEMENTS

                     Years Ended December 31, 1998 and 1997


     The Company granted other options to certain directors and consultants:


                                        1998                              1997
                             ----------------------------     ----------------------------
                                         Weighted-Average                 Weighted-Average
Options                      Shares       Exercise Price      Shares       Exercise Price
-------                      ------      ----------------     ------      ----------------
Outstanding
  beginning of
  year                       14,559          $37.10           16,059           $39.20
  Forfeited/canceled        ( 1,233)          21.50          ( 1,500)           60.00
                             ------                           ------
Outstanding at
  end of year                13,326           38.40           14,559            37.10
                             ======                           ======
Options exercisable
  at year end                13,326           38.40           13,175            38.60
                             ======                           ======




     The following table summarizes information about stock options outstanding at December 31, 1998:



                                  Options Outstanding                                       Options Exercisable
                      --------------------------------------------------      -----------------------------------------------------
                            Number       Weighted-Average    Weighted-              Number       Weighted-Average       Weighted-
       Range of         Outstanding at    Remaining Life      Average           Outstanding at    Remaining Life         Average
    Exercise Prices   December 31, 1998     (in years)    Exercise Price      December 31, 1998     (in years)       Exercise Price
    --------------------------------------------------------------------      -----------------------------------------------------
       $10 - $20           78,444            5.84            $ 17.10                73,246            5.7               $ 17.20
    $20.01 - $30           31,622            5.5             $ 25.30                26,605            5.12              $ 25.50
    $30.01 - $40            2,125            5.45            $ 34.70                 2,125            5.45              $ 34.70
    $80 - $87.50            4,958            3.31            $ 80.60                 4,958            3                 $ 80.60
                          -------                                                  -------
                          117,149                                                  106,934
                          =======                                                  =======


     During 1992, the Company granted options to purchase 5,000 shares of the Company's common stock at $26.00 per share to the former president of the Company. These options began vesting upon the occurrence of certain events. The Company recorded $170,000 in deferred compensation based on the difference between the fair value of the underlying common stock on the date the specified event incurred and the exercise price of $26.00 per share. Deferred compensation was amortized over the applicable vesting periods. In connection with these options, the Company recorded amortization expense of approximately $20,000 in 1997.

     Stock Purchase Plan
     -------------------

     In December 1992, the Board of Directors approved an employee stock purchase plan. Under the terms of the plan, 30,000 shares of the Company's common stock were authorized for purchase by eligible employees as specified by the Board of Directors. Eligible employees were granted the right to purchase shares with a percentage of such employees' earnings at the lesser of 85% of the fair market value of the common stock on the

                                  CORTECH, INC.
                          NOTES TO FINANCIAL STATEMENTS

                     Years Ended December 31, 1998 and 1997


     offering date or exercise date. Under the plan, employees purchased 584 shares of the Company's common stock in 1997 at $6.60 per share. In November 1997, the employee stock purchase plan was effectively suspended pending further action by the Board of Directors.

     For disclosure purposes under SFAS No. 123, compensation cost is recognized for the fair value of the employees' purchase rights, which was estimated using the Black-Scholes model with the following assumptions:

                                                            1997
                                                            ----

                  Expected life (years)                     1.0
                  Interest rate                             5.54%
                  Volatility                               93.10%
                  Weighed-average fair value              $ 3.30


     Registration Rights
     -------------------

     Investors in the CP-0127 Development Corporation ("CDC") offering (Note 7) are entitled to certain "piggyback" registration rights with respect to shares of common stock they hold. At December 31, 1998, CDC investors owned 75 shares of common stock. Furthermore, 21,969 common shares acquired through the exercise of warrants carry similar piggyback registration rights.

5.   Income Taxes
     ------------

     As of December 31, 1998, the Company has approximately $86.6 million of net operating loss carryforwards ("NOL") for income tax purposes and approximately $2.9 million of research and development tax credit carryforwards available to offset future federal income tax, subject to limitations for alternative minimum tax. The NOL's and credit carryforwards are subject to examination by the tax authorities and expire in various years from 1999 through 2013.

     The components of the net deferred income tax asset at December 31, 1998 were as follows (in $000's):

          Net operating loss carryforwards           $29,441
          Research and development credits             2,880
          Other                                          403
          Less: Valuation allowance                 ( 32,724)
                                                     -------

          Net deferred tax asset                     $     -
                                                     =======

                                  CORTECH, INC.
                          NOTES TO FINANCIAL STATEMENTS

                     Years Ended December 31, 1998 and 1997


     The Company has not yet achieved profitable operations. Accordingly, Management believes the deferred tax assets as of December 31, 1998 do not satisfy the realization criteria set forth in SFAS No. 109 and has recorded a valuation allowance for the entire net tax asset.

     By recording a valuation allowance for the entire amount of future tax benefits, the Company has not recognized a deferred tax benefit for income taxes in its statements of operations. The difference between the Company's recorded income tax benefit and that computed by applying the statutory Federal income tax rate to its loss before income taxes is due primarily to the valuation allowance established to offset the Company's net deferred tax asset.

     Included in the net operating loss carryforward is approximately $1.7 million related to income tax deductions for the Company's stock option plans. The tax benefit of such deductions will be recorded as an increase in additional paid-in capital when realized.

     The Tax Reform Act of 1986 contains provisions that may limit the NOL and credit carryforwards available to be used in any given year upon the occurrence of certain events, including significant changes in ownership of a company of greater than 50% within a three-year period results in an annual limitation on the Company's ability to utilize its NOLs and tax credit carryforwards from tax periods prior to the ownership change.

6.   Commitments
     -----------

     The Company has various noncancellable operating leases for its office and laboratory space. Rent expense for these facilities was approximately $314,000 and $427,000 in 1998 and 1997, respectively. Future minimum cash obligations under these leases are $34,000 for the year ending December 31, 1999, all of which has been expensed in 1998.

7.   CP-0127 Development Corporation
     -------------------------------

     In February 1992, the Company completed a private placement of 709,687 units (as discussed below) to unrelated third parties representing total subscriptions of approximately $8,516,000. Each unit was comprised of one share of CDC common stock and three warrants for Cortech common stock, of which one warrant expired each on December 31, 1998, 1997 and 1996 (Note
     4). The net proceeds received by CDC were allocated to CDC as consideration for its common stock and to the Company for the issuance of the warrants in the amounts of approximately $5,284,000 and $3,232,000, respectively. Such allocation was based on the relative fair market value of the Company's warrants and the CDC common stock.

                                  CORTECH, INC.
                          NOTES TO FINANCIAL STATEMENTS

                     Years Ended December 31, 1998 and 1997


     In connection with the formation of CDC, the Company granted to CDC, under the terms of a technology license agreement, an exclusive license to certain technology for human pharmaceutical use within the United States, Canada and Europe for $1,000,000. CDC, in turn, granted to Cortech a worldwide exclusive right and license to the technology that is developed by Cortech.

     In connection with the technology license agreement referred to above, the Company entered into a research and development agreement with CDC. Since December 31, 1997, the Company was not engaged in active development of any compounds covered by the license agreement.

     The Company was granted an option by the purchasers of the CDC common stock to purchase all, but not less than all, of the 709,687 shares of CDC common stock outstanding. The purchase option was exercisable at any date before December 31, 1998, based on an exercise price of $75.40 per share of CDC common stock in 1998. The option has expired unexercised.

8.   Employee Retirement Plan
     ------------------------

     The Company provides a defined contribution 401(k) plan for eligible employees. Employee contribution to the plan is voluntary. In 1994, the Company voluntarily began contributing an amount equal to 25% of a covered employee's contribution to a maximum of 1% of compensation. The Company's contributions to the plan totaled $6,000 in 1998 and $21,000 in 1997.

ITEM 8. -         CHANGES IN AND DISAGREEMENT WITH ACCOUNTANTS
-------           ON ACCOUNTING AND FINANCIAL DISCLOSURE
                  --------------------------------------

     On January 14, 1999, Arthur Andersen LLP ("Arthur Andersen") resigned as independent auditors of the financial statements of Cortech, Inc. (the "Company") as of and for the year ended December 31, 1998. On January 14, 1999, the Board of Directors of the Company retained PricewaterhouseCoopers LLP ("PwC"), Certified Public Accountants, as its certifying accountant for the fiscal year ended December 31, 1998.

     No report on the financial statements of the Company issued by Arthur Andersen during the last two fiscal years contained an adverse opinion or disclaimer of opinion, or was qualified or modified as to uncertainty, audit scope or accounting principles, nor were there any disagreements during the last two fiscal years and through January 14, 1999, between Arthur Andersen and the Company concerning any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements if not resolved would have required Arthur Andersen to make reference to the subject matter thereof in connection with its report. During the last two fiscal years and through January 14, 1999, none of the events listed in items (1) through (3) of Item 304(b) of Regulation S-K have occurred; and during such period the Company has not consulted with PwC concerning any matter referred to under paragraphs (i) or (ii) of Item 304(a)(2) of Regulation S-K.

                                    PART III
                                    --------

ITEM 9. - DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL
-------   PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE
          EXECUTIVE ACT
          -------------

Election of Directors
---------------------

     The Company's Restated Certificate of Incorporation and Bylaws, each as amended, provide that the Board of Directors shall be divided into three classes, each class consisting, as nearly as possible, of one-third of the total number of directors, with each class having a three-year term. Vacancies on the Board may be filled only by persons elected by a majority of the remaining directors. A director elected by the Board to fill a vacancy will serve until such director's successor is elected and qualified.

     The Board of Directors is presently composed of seven members. Messrs, Koether, Jaindl, Galuchie and Bicksler were elected at the 1998 Annual Meeting of Stockholders. Directors will serve until their terms expire or until their successors are duly elected and qualified. The Company's officers are elected by and serve at the leave of the Board.

     There is no arrangement or understanding between any executive officer and any other person pursuant to which such officer was elected.

     The directors and executive officers of the Company at February 28, 1999 were as follows:

                                           Position and Office
                                             Presently holds          Director
    Name of Person              Age         with the Company           Since
    --------------              ---        -------------------        --------

    Paul O. Koether             62         Chairman and Director        1998

    Mark W. Jaindl              39         Vice Chairman and
                                           Director                     1998

    John W. Galuchie, Jr.       46         President and
                                           Director                     1998

    James L. Bicksler, Ph.D.    60         Director                     1998

    Bert Fingerhut              55         Director                     1988

    Edward Finkelstein          61         Director                     1998

    John E. Repine, MD          54         Director                     1998

    Sue Ann Itzel               35         Treasurer and
                                           Secretary                       -

Set forth below is biographical information for each Director by class:

CLASS I DIRECTORS (Continuing in office until the 2001 Annual Meeting)


     Paul O. Koether, Chairman and Director of the Company since September 1998, is principally engaged in the following businesses: (i) as Chairman and director of Kent Financial Services, Inc. ("Kent") since July 1987 and President since October 1990 and the general partner since 1990 of Shamrock Associates, an investment partnership which is the principal stockholder of Kent and (ii) various positions with affiliates of Kent, including Chairman since 1990 and a registered representative since 1989 of T. R. Winston & Company, Inc. ("Winston") and since July 1992, a director of American Metals Service, Inc., ("AMS") which was an indirect, majority-owned subsidiary of Kent before its shares were distributed to Kent's stockholders. Mr. Koether is also the President of Asset Value Management ("AVM"), a wholly owned subsidiary of Kent, AVM the sole general partner of Asset Value Fund Limited Partnership ("AVFLP"). Mr. Koether also has been Chairman since April 1988, President from April 1989 to February 1997 and director since March 1988 of Pure World, Inc., ("Pure World") and since December 1994 has been a director and since January 1995 has been Chairman of Pure World's majority-owned subsidiary, Pure World Botanicals Inc.("PWBI") a manufacturer and distributor of natural products. He is also Chairman and a director of Pure World's principal stockholder, Sun Equities Corporation, ("Sun") a private company. Mr. Koether served as Chairman and a director of NorthCorp Realty Advisors, Inc., an asset management company, ("NorthCorp") from June 1992 when it was acquired by Pure World until August, 1994 when it was merged and renamed Crown NorthCorp, Inc.

     Mark W. Jaindl, Vice Chairman and Director of the Company since September 1998, is the President and Chief Executive Officer of the American Bank of the Lehigh Valley, a commercial bank. He has served as Senior Vice President of Pure World from June 1992 until May 1995 and as a director since October 1994. He was Senior Vice President of PWBI from December 1994 until May 1995 and a director of PWBI since December 1994 and he has served as a director of AMS since July 1992. Mr. Jaindl was a director of NorthCorp from June 1992 until September 1994 and was Interim President of NorthCorp from February 1994 until August 1994. From May 1982 to October 1991 and again since May 1995 he has served as Chief Financial Officer of Jaindl Farms, which is engaged in diversified businesses, including the operation of a 12,000-acre turkey farm, a mobile home park, a John Deere dealership and a grain operation. Mr. Jaindl also served as the Chief Financial Officer of Jaindl Land Company, a developer of residential, commercial and industrial properties in eastern Pennsylvania.

     John W. Galuchie, Jr., a certified public accountant and President and Director of the Company since September 1998, is principally engaged in the following businesses: (i) Winston, as President since January 1990 and director since September 1989; (ii) Kent, in various executive positions since 1986 and a director from June 1989 until August 1993; (iii) Pure World, as Executive Vice President since April 1988, director from January 1990 until October 1994 and for more than five years as Vice President and director of Sun; (iv) AMS as Vice President, Treasurer and a director since July 1992. Mr. Galuchie is also the

Vice President and Secretary of AVM, the sole general partner of AVFLP. Mr. Galuchie served as a director of Crown NorthCorp, Inc., the successor corporation to NorthCorp from June 1992 to August 1996. Since December 1998, Mr. Galuchie has been a director of HealthRite, Inc.

   CLASS II DIRECTORS (Continuing in office until the 1999 Annual Meeting)

     Bert Fingerhut, has been a Director of the Company since 1988 and served as Chairman of the Board from June 1991 to April 1997. Mr. Fingerhut presently pursues private business and conservation interests. From 1984 to 1985, he was Special Limited Partner and Senior Vice President of Odyssey Partners, a private investment partnership. From 1965 to 1983, he was General Partner, Managing Director, Executive Vice President and Director of Research of Oppenheimer & Company, Inc., an investment banking firm. Mr. Fingerhut is Chairman of the Board of Directors of Toxics Targeting, a private company based in Ithaca, N.Y. that tracks and provides information on toxic waste sites. He is currently a member of the Executive Committee of the Governing Council of the Wilderness Society, the Vice-Chairman of the Board of Directors of the Southern Utah Wilderness Alliance, a Director of the Grand Canyon Trust and Trustee of the Alaska Conservation Foundation.

     John E. Repine, M.D., has been a Director of the Company since July 1998. Dr. Repine has been the President since 1993 and Director since 1989 of the Webb-Waring Institute for cancer, aging and anti-oxidant research. He is also the James J. Waring Professor in the Department of Medicine and Pediatrics at the University of Colorado Health Science Center. Dr. Repine was elected to the American Society of Clinical Investigation and the Association of American Physicians. He is also the recipient of an Established Investigator Award from the American Heart Association, the Basil O'Connor Research Award from the March of Dimes and the Bonfils-Stanton Award for his outstanding contribution to medicine and science. Dr. Repine serves on the scientific advisory boards of a number of biotechnology companies. He currently holds 6 patents.


CLASS III DIRECTORS (Continuing in office until the 2000 Annual Meeting)

     James L. Bicksler, Ph.D., Director of the Company since September 1998, is a Professor of Economics and Finance, Graduate School of Management, Rutgers University, a position he has held since 1969.

     Edward Finkelstein, has been a Director of the Company since July 1998. Mr. Finkelstein has been a managing partner of REM, a real estate holding company since 1986, and the President and Chief Executive Officer of Edmark Development, a commercial real estate development and management company, since 1990. He has also served as the President and Chief Executive Officer of Central Motors, a holding company of Midwestern car dealerships, since 1991, and the Chairman and Chief Executive Officer of Rollabind, Inc., the largest manufacturer of patented disc binding systems worldwide, since 1996. Between 1972 and 1991, Mr. Finklestein was President and Chief Executive Officer of Michigan Sporting Goods Distributors, Inc., the parent company of MC Sports, one of the largest retail sporting good chains in the world.

OFFICERS

     Sue Ann Itzel, a certified public accountant and Secretary and Treasurer of the Company since September 1998, is principally engaged in the following businesses: (i) Secretary of Kent and Winston since September 1995; (ii) Assistant Secretary and Assistant Treasurer of Pure World since September 1995;
(iii) Assistant Secretary of PWBI since September 1995; (iv) Assistant Secretary and Assistant Treasurer of AVM, the sole general partner of AVFLP since September 1995, and (v) Assistant Secretary of AMS since September 1995. From 1992 through 1995, Ms. Itzel was employed in various positions at First Fidelity Bank, lastly as Assistant Vice President.

BOARD COMMITTEES AND MEETINGS

     During the fiscal year ended December 31, 1998, the Board of Directors held ten meetings. The Board currently has an Audit Committee composed of Mr. Jaindl, as Chairman, Dr. Bicksler and Dr. Repine.

     The Audit Committee meets with the Company's independent auditors at least annually to review the results of the annual audit and discuss the financial statements; recommends to the Board the independent auditors to be retained; and receives and considers the accountants' comments as to controls, adequacy of staff and management performance, and procedures in connection with audit and financial controls. The Audit Committee, which was previously composed of Mr. Fingerhut and a former director, met once during 1998.

     During the year ended December 31, 1998, each Board member, except Mr. von Roy and Dr. Gold, attended 75% or more of the aggregate of the meetings of the Board and of the committees on which he served, held during the period for which each was a director or committee member, respectively.

Compliance with the Reporting Requirements of Section 16(a)
-----------------------------------------------------------

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

     To the Company's knowledge, based solely on a review of the copies of such reports furnished to the Company and written representations that no other reports were required, during the fiscal year ended December 31, 1998, all
Section 16(a) filing requirements applicable to its officers, directors and greater than ten percent beneficial owners were complied with.

ITEM 10. -   EXECUTIVE COMPENSATION
-------      ----------------------

Compensation of Directors
-------------------------

     Until the current Board of Directors was elected by the stockholders at the 1998 Annual Meeting, each non-employee director received options to purchase Common Stock of the Company under the 1992 Amended and Restated Non-Employee Directors' Stock Option Plan (the "1992 Directors' Plan") as compensation for his or her services as a director and received additional options under such plans for service on certain committees of the Board. Options may also have been granted to non-employee directors outside of such Plan. Outside directors received $1,000 per Board meeting attended and $1,000 per committee meeting attended if held on a non-Board meeting occasion and an additional $6,000 annually. On September 23, 1998, the current Board of Directors agreed that all directors fees and granting of stock options to directors would be suspended.

     Option grants under the 1992 Directors' Plan were automatic and non-discretionary. Each person who was a non-employee director of the Company as of the adoption date of the 1992 Directors' Plan was granted options generally covering 2,500 shares, with adjustments to equalize the directors' overall options in light of options previously granted to them. Such options generally became exercisable ("vest") in year-end installments of 500 shares. For services as Chairman, Mr. Fingerhut received an option covering an additional 2,125 shares (the "Chairman Option"), vesting at the rate of 41.67 shares per month, and each member of the Compensation and Audit Committees received options covering an additional 50 shares for each committee on which he served. In addition, (a) each person subsequently elected for the first time as a non-employee director was granted an option on the date of his or her initial election as a director to purchase a pro rata portion of 2,500 shares, depending upon when he or she was elected, which options generally vested in year-end installments of 500 shares; (b) each person subsequently elected for the first time to the Audit or Compensation Committee was granted an option to purchase 50 shares if elected before July 1, or a portion thereof, prorated on a quarterly basis, if elected after such date, vesting in full on December 31; (c) each non-employee director received an annual option to purchase an additional number of shares, determined by multiplying 500 by a fraction, the numerator of which was $200 and the denominator of which was the fair market value per share of the Common Stock on the grant date, subject to minimum and maximum limits of 250 and 500 shares, respectively, vesting quarterly over five years; and (d) each non-employee director who was a member of the Company's Audit or Compensation Committee received an annual option to purchase 50 shares, vesting in full on December 31. Vesting of all options was subject to continued service as a non-employee director or employee of the Company during the vesting period and, in the case of options granted for service on a committee, to continued service on the applicable committee. As of December 31, 1997, 165 options had been exercised under the 1992 Directors' Plan. By its terms, the plan terminated on December 31, 1997 (although such event does not affect outstanding options granted under the plan.)

     All non-employee directors are reimbursed for their expenses incurred in attending Board of Directors meetings.

     Directors who are employees of the Company do not receive separate compensation for their services as directors.

     During the fiscal year ended December 31, 1997, non-employee directors received options pursuant to the 1992 Directors' Plan as follows: Dr. Cohen received options covering 500 shares at an exercise price of $14.69 per share; Mr. Fingerhut received options covering 600 shares at $14.69 per share; Dr. Misher received options covering 550 shares at $14.69 per share; and Dr. Kennedy received options covering 550 shares at $14.69 per share.

Compensation of Executive Officers
----------------------------------

     The following table shows for the fiscal years ended December 31, 1998, 1997 and 1996, compensation awarded or paid to, or earned by, each person who served as (i) the Company's Chief Executive Officer during 1998, and (ii) the Company's other most highly compensated executive officers at December 31, 1998 (the "Named Executive Officers"):


                                                                          Long-Term Compensation
                                      Annual Compensation                         Awards
                                -------------------------------      ------------------------------
Name and                                                             Securities
Principal                                                            Underlying        All other
Position                         Year       Salary        Bonus       Options       Compensation(1)
---------                        ----       ------        -----      ----------     ---------------

Paul O. Koether                  1998      $     -      $     -              -          $      -
 Chief Executive (2)
 Officer and
 Chairman of the
 Board

John W. Galuchie,Jr.(2)          1998      $     -      $     -              -          $      -
 President

Kenneth R., Lynn(3)              1998      $135,975     $     -              -          $459,887
 Former President,               1997       265,513      65,000              -             1,141
 Chief Executive Officer         1996       265,006      65,000          7,500             1,174
 and Chairman of
 the Board

Joseph L. Turner(4)              1998      $      -     $     -              -          $      -
 Former Vice President,          1997       165,537           -              -             2,165
 Finance and                     1996       154,533      25,000          4,000             2,399
 Administration
 Chief Financial
 Officer and
 Secretary

Diarmuid Boran(5)                1998      $140,375     $     -              -          $  1,707
 Former Vice President,          1997       140,364      30,000              -             1,708
 Corporate                       1996       140,046      25,000          4,000             1,707
 Development and
 Planning


--------------------

(1) Includes matching payments by the Company under its 401(k) Plan and premium paid by the Company for group term life insurance. For 1998, the amounts were $664 and $456, respectively, for Mr. Lynn and $1,404 and $304, respectively, for Mr. Boran. In addition, for Mr. Lynn, this amount includes severance benefits as more fully described in (3) below.

(2) Mr. Koether and Mr. Galuchie were elected to their current positions on September 20, 1998 and receive no compensation or fees for their services.

(3) Mr. Lynn left all positions with the Company as of May 18, 1998. In accordance with the prior Board's determination that Mr. Lynn's departure constituted a Termination Event under the Executive Compensation and Benefits Agreement dated as of October 14, 1997 between the Company and Mr. Lynn, Mr. Lynn was entitled to receive the benefits provided thereunder, subject to the modifications set forth in the letter agreement dated May 18, 1998 between Mr. Lynn and the Board: (i) the lump sum salary continuation payment was limited to 20 months salary or $441,667, (ii) no pro rata bonus was paid, and (iii) all outstanding options held by Mr. Lynn were terminated and extinguished. Pursuant to the letter agreement, Mr. Lynn agreed to make himself available as a consultant to the Company through June 30, 1998 at a rate equal to half of his former rate of compensation; consulting fees totaling $17,100 were paid to Mr. Lynn during such period. In addition, the Company entered into an indemnity agreement with Mr. Lynn whereby it agreed to indemnify him against claims arising in connection with acts or omissions arising out of his service as a director, executive, employee, consultant and/or agent of the Company.

(4) Mr. Turner resigned as an officer and employee of the Company as of December 1, 1997. At such time, Mr. Turner and the Company entered into an agreement pursuant to which Mr. Turner served as a consultant and continued to receive his former salary through June 30, 1998. Stock options held by Mr. Turner at the time of his resignation continued to vest until June 30, 1998.

(5) Mr. Boran became an executive officer in 1995. In May 1998, Mr. Boran was appointed Chief Operating Officer and Acting Chief Financial Officer of the Company. Mr. Boran resigned effective December 31, 1998 and received as a severance benefit approximately nine months salary which included an arrangement to provide consulting services to the Company. No severance benefits were paid to Mr. Boran in 1998.


     Stock Option Grants and Exercises
      --------------------------------

     No options were granted to or exercised by the Named Executive Officers during 1998 or 1997.

     The table below contains information concerning the fiscal year-end value of unexercised options held by the Executive Officers.


                                               Fiscal Year-End Options Values
                                 ------------------------------------------------------------
                                                                    Value of Unexercised
                                   Number of Unexercised               In-the-Money
                                    Options at 12/31/98             Options at 12/31/98
                                 Exercisable/Unexercisable       Exercisable/Unexercisable(1)
                                 ------------------------------------------------------------

         Name
         ----
         Paul O. Koether                 -   /       -                     -   /   -
         John W. Galuchie, Jr.           -   /       -                     -   /   -
         Kenneth R. Lynn                 -   /       -                     -   /   -
         Joseph L. Turner           16,400   /  13,400                     -   /   -
         Diarmuid Boran                  -   /       -                     -   /   -


         No options were exercised during 1998.

         (1)      There were no In-the-Money options at December 31, 1998.



ITEM 11. -        SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
--------          --------------------------------------------------------------

     The following table sets forth the beneficial ownership of Common Stock of the Company as of February 28, 1999, by each person who was known by the Company to beneficially own more than 5% of the Common Stock, by each director and officer and directors and officers as a group.

                                         Number of Shares          Approximate
 Name and Address of                     of Common Stock             Percent
 Beneficial Owner                      Beneficially Owned(1)        of Class
--------------------                   ---------------------      -------------

 Asset Value Fund Limited                     441,650                  23.84%
  Partnership(2)
  376 Main Street
  PO Box 74
  Bedminster, NJ 07921

 Paul O. Koether (3)                          441,650                  23.84%
  211 Pennbrook Road
  PO Box 97
  Far Hills, NJ 07931

 Mark W. Jaindl (2)                            25,000                   1.35%
  3150 Coffeetown Road
  Orefield, PA 18069

 James L. Bicksler                                  -                       -
  96 Inwood Ave
  Upper Montclair, NJ 07043

 John W. Galuchie, Jr.(3)                     441,650                  23.84%
  376 Main Street
  PO Box 74
  Bedminster, NJ 07921

 Bert Fingerhut(4)                             56,440                   3.02%
  1520 Silver King Drive
  Aspen, CO 81611-1049

 Edward Finkelstein                            44,402                   2.40%
  17842 Argyll Terrace
  Boca Raton, FL 33496-1415

 John E. Repine, M.D.(5)                          500                       *
  2275 Cherry Hills Farm Drive
  Englewood, CO 80110

 Sue Ann Itzel(3)                             441,650                  23.84%
  376 Main Street
  PO Box 74
  Bedminster, NJ 07921

 All directors and officers
 as a group (8 persons)(6)                    552,071                  29.81%
 -----------------------------------
 * Represents less than one percent.

(1) This table is based upon information supplied by the Company's officers, directors and principal stockholders and Schedule 13D and 13G filed with the Securities Exchange Commission (the "SEC"). Unless otherwise indicated in the footnotes to this table and subject to community property laws where applicable, the Company believes that each of the stockholders named in this table has sole voting and investment power with respect to the shares indicated as beneficially owned. Applicable percentages are based on 1,852,209 shares outstanding on February 28, 1999, adjusted as required by rules promulgated by the SEC.

(2) The sole general partner of Asset Value Fund Limited Partnership ("Asset Value") is Asset Value Management, Inc. ("AVM"), a Delaware corporation and wholly owned subsidiary of Kent Financial Services Inc. ("Kent"), a Delaware corporation. Mr. Koether is the Chairman and President of Kent and the President of AVM. Mr. Galuchie is the Vice President and Treasurer of Kent and Treasurer of AVM and Ms. Itzel is the Assistant Secretary and Assistant Treasurer of AVM and Secretary of Kent. On February 10, 1998, Mark W. Jaindl and Frederick J. Jaindl acquired, respectively, 25,000 shares and 52,000 shares of the Company's Common Stock from Asset Value in a privately negotiated transaction. Mark Jaindl is the son of Fred Jaindl. Mark and Fred Jaindl disclaim beneficial ownership of each others shares.

(3)  Includes 441,650 shares held by Asset Value.

(4) Includes options to purchase 15,571 shares, which are exercisable within 60 days of the date of this table. Also includes 300 shares held by Mr. Fingerhut's wife and 1,700 shares by Mr. Fingerhut's minor daughter.

(5) Includes options to purchase 500 shares, which are exercisable within 60 days of the date of this table.

(6)  Includes  options  to  purchase  a  total  of  15,921  shares,   which  are
     exercisable within 60 days of the date of this table by executive officers and directors.

ITEM 12. -        CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.
--------          ----------------------------------------------

Indemnification
---------------

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

Severance Agreements
--------------------

     Kenneth R. Lynn and Diarmuid Boran have entered into certain arrangements with Cortech which provide for certain payments and benefits. Joseph L. Turner, Cortech's former Vice President, Finance and Administration, Chief Financial Officer and Secretary, entered into a consulting arrangement with Cortech upon his resignation on December 1, 1997 (see Item 10 "Executive Compensation-Compensation of Executive Officers").

                                    PART IV
                                    -------


ITEM 13. -   EXHIBITS
--------     --------

The following exhibits are filed as part of this report:

Exhibit
Number                     Description of Document
-------                    -----------------------

   3.1    (a)              Certificate of Incorporation of Cortech, Inc. as
                           amended.(1)

          (b) Certificate of Amendment of Certificate of Incorporated of Cortech, Inc.(11)

   3.3 Certificate of Designation for Series A Junior Participating Preferred Stock.(6)

   3.4                     Amended and Restated ByLaws of Cortech, Inc.(9)

   4.1                     Reference is made to Exhibits 3.3 and 10.30(9)

   4.2 Specimen certificate for the Common Stock of Cortech, Inc.(1)

   10.28 Sponsored Research and License Agreement, dated February 13, 1987, between The John Hopkins University and the Company.(1)

   10.29                   License Agreement, dated June 30, 1997
                           between The Research Foundation of the
                           State University of New York and the Company.(1)

   10.30 Stock Purchase Agreement dated July 8, 1994, between the Company and the Research
                           Foundation of State University of New York.(5)

   10.31 Royalty Buyout Agreement dated July 8, 1994, between the Company and the Research
                           Foundation of State University of New York.(5)

   10.39 Amended and Restated 1986 Incentive Stock Option Plan of the Company.(1)**

   10.40 1991 Non-employee Directors' Stock Option Plan of the Company.(2)**

   10.41 Amended and Restated 1992 Non-employee Directors' Stock Option Plan of the Company.(4)**

Exhibit
Number                     Description of Document
-------                    -----------------------

   10.42 1993 Employee Stock Purchase Plan of the Company, as amended.(3)**

   10.43 1993 Equity Incentive Plan of the Company, as amended.(10)**

   10.47                   Executive Officers' Severance Benefit Plan.(7)**

   10.55                   Amendment No. 1 To Executive Officers' Severance
                           Benefit Plan.(7)**

   10.57 Second Amendment of the Research, Development and License Agreement dated April 23, 1997, between Ono and the Company.(8)*

   10.94 Executive Compensation Benefits Continuation Agreement between the Company and Kenneth R. Lynn, dated October 14, 1997, as amended February 12, 1998.(9)**

   10.97                   Form of Option Agreement for Directors' Non-Plan
                           Options.(10)**

   10.98 Termination Agreement between the Company and Diarmuid Boran dated January 29, 1999.(11)**

   27.1                    Financial Data Schedule.(11)

   Reports on Form 8-K

     On January 15, 1999, the Company filed Form 8-K reporting a change in accountants from Arthur Andersen LLP to PricewaterhouseCoopers LLP. See
     Item 8 "Changes in and Disagreements with Accountants on Accounting and Financial Disclosure".

     On October 5, 1998, the Company filed Form 8-K reporting that the Board of Directors authorized the redemption of all outstanding preferred share purchase rights issued pursuant to the Rights Agreement, dated as of June 13, 1995, between the Company and American Securities Transfer, Inc., as Rights Agent, effective as of the close of business on October 13, 1998, with the redemption price of $.10 per right paid in cash on October 14, 1998 to the holders of record of Common Stock of the Company as of the close of business on October 13, 1998.

--------------------------

(1) Filed as an exhibit to the Company's Registration Statement of Form S-1, filed October 13, 1992, file number 33-53244, or amendments thereto and incorporated herein by reference.

(2) Filed as an exhibit to the Company's annual report on Form 10-K for the year ended December 31, 1992, and incorporated herein by reference.

(3) Filed as an exhibit to the Company's Registration Statement on Form S-8, filed March 29, 1993, file number 33-60242, or amendments thereto and incorporated herein by reference.

(4) Filed as an exhibit to the Company's annual report on Form 10-K for the year ended December 31, 1993, and incorporated herein by reference.

(5) Filed as an exhibit to the Company's quarterly report on Form 10-Q for the quarter ended September 30, 1994, and incorporated herein by reference.

(6) Filed as an exhibit to Cortech Inc.'s annual report on Form 10-K for the year ended December 31, 1995, and incorporated herein by reference.

(7) Filed as an exhibit to Cortech, Inc.'s annual report on Form 10-K for the year ended December 31, 1996, and incorporated herein by reference.

(8) Filed as an exhibit to Cortech, Inc.'s quarterly report on Form 10-Q for the quarter ended June 30, 1997, and incorporated herein by reference.

(9) Filed as an exhibit to the Company's Registration Statement on Form S-4, filed February 17, 1998, file number 33-46445 and incorporated herein by reference.

(10) Filed as an exhibit to Cortech, Inc.'s annual report on Form 10-K for the year ended December 31, 1997, and incorporated herein by reference.

(11) Filed herewith.

*    Subject to Confidential Treatment Order.

**   Compensatory Plan.

                                   SIGNATURES


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                              CORTECH, INC.

March 29, 1999                                By: /s/ Paul O. Koether
                                                  --------------------
                                                  Paul O. Koether
                                                  Chairman and Chief
                                                  Executive Officer


March 29, 1999                                By: /s/ Sue Ann Itzel
                                                  ------------------
                                                  Sue Ann Itzel
                                                  Treasurer
                                                  (Principal Financial and
                                                  Accounting Officer)


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities and on the dates indicated.

       Signature                       Capacity                     Date
-----------------------          ---------------------         ---------------

 /s/ Paul O. Koether             Chairman and Director         March 29, 1999
 --------------------            (Principal Executive
 Paul O. Koether                 Officer)


 /s/ Mark W. Jaindl              Vice Chairman                 March 29, 1999
 -------------------             and Director
 Mark W. Jaindl


 /s/ John W. Galuchie, Jr.       President and Director        March 29, 1999
 -------------------------
 John W. Galuchie, Jr.


 /s/ James L. Bicksler           Director                      March 29, 1999
 ---------------------
 James L. Bicksler


 /s/ Bert Fingerhut              Director                      March 29, 1999
 ---------------------
 Bert Fingerhut


 /s/ Edward Finkelstein          Director                      March 29, 1999
 ----------------------
 Edward Finkelstein


 /s/ John E. Repine, M.D.        Director                      March 29, 1999
 ------------------------
 John E. Repine, M.D.