Form 10QSB
period 1999-03-31
CORTECH INC
filed 1999-05-12
CIK 728478

U.S. SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended: March 31, 1999
                                                 --------------

                                       OR

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                          Commission File No.: 0-20726
                          ----------------------------

                                 Cortech, Inc.
         ---------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

          Delaware                                            84-0894091
 ------------------------------                          ------------------
(State or other jurisdiction of                           (I.R.S. Employer
incorporation or organization)                           Identification No.)


                376 Main Street, PO Box 74, Bedminster, NJ 07921
                ------------------------------------------------
                    (Address of principal executive offices)

                                 (908) 234-1881
                            -------------------------
                           (Issuer's telephone number)

                6850 N. Broadway,  Suite G, Denver, Colorado 80221
               ---------------------------------------------------
              (Former name, former address and former fiscal year,
                         if changed since last report)

 Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                 Yes X No _____

    State the number of shares outstanding of each of the issuer's classes of common equity: As of April 30, 1999, the issuer had 1,852,209 shares of its common stock, par value $.002 per share, outstanding.

           Transitional Small Business Disclosure Format (check one):
                                 Yes _____ No X

PART I.    FINANCIAL INFORMATION
------     ---------------------
ITEM 1.    Financial Statements
------     ---------------------


                                  CORTECH, INC.
                                  BALANCE SHEET
                                 ($000 Omitted)
                                   (UNAUDITED)

                                                                 March 31,
                                                                   1999
                                                                 --------
ASSETS
------

Current assets:
     Cash and cash equivalents                                   $11,660
     Prepaid expenses and other                                       53
                                                                 -------
             Total assets                                        $11,713
                                                                 =======

LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------

Current liabilities:
     Accounts payable                                            $    59
     Accrued liabilities                                             597
     Accrued severance and other compensation                        316
                                                                 -------
             Total liabilities                                       972
                                                                 -------
Stockholders' equity:
     Preferred stock, $.002 par value,
       2,000,000 shares authorized,
       none issued                                                     -
     Common stock, $.002 par value, 5,000,000
       shares authorized, 1,852,209 shares
       issued and outstanding                                          4
     Additional paid-in capital                                   99,830
     Accumulated deficit                                        ( 89,093)
                                                                 -------

             Total stockholders' equity                           10,741
                                                                 -------
             Total liabilities and
               stockholders' equity                              $11,713
                                                                 =======




                 See accompanying note to financial statements.

                                  CORTECH, INC.
                            STATEMENTS OF OPERATIONS
                      ($000 Omitted, except per share data)
                                   (UNAUDITED)


                                                   Three Months Ended
                                                        March 31 ,
                                                ----------------------
                                                 1999            1998
                                                ------          ------

Revenues:
   Interest income                            $    124         $   196
   Gain on disposition of property
     and equipment                                 246             215
   Other income                                     45               -
                                              --------         -------
       Total revenues                              415             411
                                              --------         -------

Expenses:
   General and administrative                      215           1,522
   Research and development                          -             288
                                              --------         -------
       Total expenses                              215           1,810
                                              --------         -------

Net income (loss)                             $    200        ($ 1,399)
                                              ========         =======

Basic and fully diluted net income
   (loss) per share                           $    .11        ($   .76)
                                              ========         =======

Weighted average common shares
   outstanding (in 000's)                        1,852           1,852
                                              ========         =======



                 See accompanying note to financial statements.

                                  CORTECH, INC.
                             STATEMENTS OF CASH FLOWS
                                  ($000 Omitted)
                                   (UNAUDITED)



                                                                   Three Months Ended
                                                                       March 31 ,
                                                              ---------------------------
                                                                 1999             1998
                                                                ------           ------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)                                            $    200        ($  1,399)
  Adjustments:
    Depreciation and amortization                                     -              317
    Gain on disposition of equipment                          (     246)       (      90)
    Decrease in prepaid expenses and other                           24               29
    (Decrease) increase in accounts payable                   (      92)             107
    Decrease in accrued liabilities, accrued
     severance and other                                      (      69)       (     223)
                                                               --------         --------
      Net cash used in operating activities                   (     183)       (   1,259)
                                                               --------         --------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Proceeds from sales of property and equipment                     246              171
  Purchases of short-term investments                                 -        (       9)
  Sales of short-term investments                                     -            3,850
                                                               --------         --------
      Net cash provided by investing activities                     246            4,012
                                                               --------         --------

Net increase in cash and cash equivalents                            63            2,753
Cash and cash equivalents, beginning of period                   11,597           11,562
                                                               --------         --------
Cash and cash equivalents, end of period                       $ 11,660         $ 14,315
                                                               ========         ========

SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING ACTIVITIES:
      Note receivable from sale of equipment                   $      -         $    125
                                                               ========         ========



                 See accompanying note to financial statements.

                                  CORTECH, INC.
                          NOTE TO FINANCIAL STATEMENTS
                                   (UNAUDITED)


1.   General
     -------

     The accompanying unaudited financial statements of Cortech, Inc. ("Cortech" or the "Company") as of March 31, 1999 and for the three months ended March 31, 1999 and 1998 reflect all material adjustments consisting of only normal recurring adjustments, which, in the opinion of management, are necessary for a fair presentation of results for the interim periods. Certain information and footnote disclosures required under generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission, although the Company believes that the disclosures are adequate to make the information presented not misleading. These financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 1998 as filed with the Securities and Exchange Commission.

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

     The results of operations for the three months ended March 31, 1999 and 1998 are not necessarily indicative of the results to be expected for the entire year or for any other period.

ITEM 2.   Management's Discussion and Analysis of Financial Condition and
------    ---------------------------------------------------------------
          Results of Operations
          ---------------------

     The following discussion and analysis should be read in conjunction with Cortech, Inc.'s ("Cortech" or the "Company") 1998 Annual Report on Form 10-KSB as well as the Company's financial statements and notes thereto included elsewhere in this Quarterly Report on Form 10-QSB. When used in this discussion, the word "expects" and similar expressions are intended to identify forward-looking statements. Such statements are subject to risks and uncertainties that could cause actual results to differ materially from those projected. The forward-looking statements contained herein speak only as of the date hereof. The Company expressly disclaims any obligation or undertaking to release publicly any updates or revisions to any forward-looking statements contained herein to reflect any change in the Company's expectations with regard thereto or any change in events, conditions or circumstances on which any such statement is based.

General
-------

     Cortech operated as a biopharmaceutical company whose research and development efforts focused primarily on bradykinin antagonists and protease inhibitors. Those efforts produced a technology portfolio which may have potential therapeutic application across a broad range of medical conditions. Cortech's strategy is to seek collaborative partners to conduct and fund future research and development on the components of its portfolio, although there can be no assurance that any particular agreement will be completed. At the same time, the Company is seeking to redeploy its assets into an operating business.

Results of Operations
---------------------

Revenues
--------

     Cortech had net income of $200,000 or $.11 basic and fully diluted earnings per share for the three months ended March 31, 1999, compared to a net loss of $1,399,000 of $.76 basic and fully diluted loss per share for the same period of 1998.

     Interest income was $124,000 and $196,000 for the three months ended March 31, 1999 and 1998, respectively, a decrease of $72,000. Lower invested balances and lower yields on investments were the primary reasons for this decrease.

     Gains on disposition of property and equipment was $246,000 and $215,000 for the three months ended March 31, 1999 and 1998, respectively. During 1997, the Company commenced selling property and equipment previously used in research and development and for administrative purposes.

     Other income of $45,000 in the three months ended March 31, 1999 related to reimbursement by one of the Company's insurance carriers of legal fees previously expensed for the BioStar Litigation (see Part II, Item 1).

Expenses
--------

     General and administrative expenses decreased from $1,522,000 in the three months ended March 31, 1998 to $215,000 in the three months ended March 31, 1999 a decrease of $1,307,000. During the 1998 period, the Company was still in the process of winding down its operations. During 1999, new management instituted strict cost controls with the goal of preserving cash. For the three months ended March 31, 1999, general and administrative expenses consisted principally of the patent related costs of $127,000.

     Expenses for research and development were $288,000 in the three months ended March 31, 1998. Due to the cessation of on-site research and development activities by the Company in late 1997, there were no research and development expenses in the three months ended March 31, 1999.

     The Company utilized its net operating loss carryforward to absorb all of its regular taxable income for the quarter ended March 31, 1999, and continues to reflect a full valuation allowance on the tax benefit of the net operating loss carryforwards. In the first quarter of 1998, no tax benefit was reflected due to the continuing losses recorded by the Company at that time.

Liquidity and Capital Resources
-------------------------------

     At March 31, 1999, the Company had cash and cash equivalents of approximately $11.7 million. Cash equivalents of $11.5 million consisted of U.S. Treasury Bills with an original maturity of three months or less with yields ranging between 4.4% and 4.5%. Management believes its cash and cash equivalents are sufficient for its remaining business activities and for the costs of seeking an acquisition of an operating business.

     Net cash of $183,000 was used in operating activities for the first quarter of 1999 compared to a net use of $1,259,000 in the same quarter of 1998. In 1999, cash flows from net income of $200,000 were offset by the gain on disposition of equipment of $246,000 (classified as an investing activity) and a decrease in accounts payable of $92,000 and accrued liabilities of $69,000. In 1998, the net loss of $1,399,000 and the decrease in other liabilities of $223,000 was partially offset by depreciation and amortization of $317,000 and an increase in accounts payable of $107,000.

     Net cash of $246,000 was provided by investing activities in the three months ended March 31, 1999, entirely due to the sale of property and equipment. In the three months ended March 31, 1998, $4,012,000 was provided by investing activities with $3,850,000 provided by the sale of short-term investments and $171,000 provided by the sale of property and equipment.

Impact of Year 2000
-------------------

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

PART II - OTHER INFORMATION
-------   -----------------
ITEM 1.   Legal Proceedings
-------   -----------------

     BIOSTAR LITIGATION. On February 27, 1998, a complaint was filed in the Court of Chancery of the State of Delaware, naming the Company, the Company's then current directors and BioStar, Inc. ("BioStar") as defendants. The complaint, filed by a stockholder of the Company, claims to be on behalf of a class of all the Company's stockholders and contends that the then current directors of the Company breached their fiduciary duties to the Company's stockholders when they unanimously approved the proposed combination with BioStar. The complaint originally sought to enjoin the proposed combination with BioStar as well as the operation of the company's stockholder rights plan and sought an order rescinding the proposed combination with BioStar upon its consummation as well as compensatory damages and costs. The complaint was amended following termination of the proposed BioStar merger to seek to force an auction of the company's assets and other relief. Prior management of the Company believed that the claims are without merit. Recently elected members of the Board of Directors, who comprise a majority of the board, have not determined the merits of the claims nor whether they would have a material adverse effect on the Company's financial position or results of operations.


ITEM 6.   Exhibits and Reports on Form 8-K
------    --------------------------------

         a.  Exhibits

               27 Financial Data Schedule for the three months ended March 31, 1999

         b.  Reports on Form 8-K

                  No reports on Form 8-K were filed during the quarter for which this report is being filed.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                                  CORTECH, INC.


Date: May 12, 1999                                /s/ Sue Ann Itzel
                                                  ----------------------------
                                                  Sue Ann Itzel
                                                  Treasurer
                                                  (Principal Accounting and
                                                  Financial Officer)