Form 10QSB
period 1999-06-30
CORTECH INC
filed 1999-08-13
CIK 728478

U.S. SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended: June 30, 1999
                                         -------------

                                       OR

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                          Commission File No.: 0-20726
                          ----------------------------

                                 Cortech, Inc.
         ---------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)


          Delaware                                                84-0894091
-------------------------------                              -------------------
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

                                      N/A
               ---------------------------------------------------
              (Former name, former address and former fiscal year,
                          if changed since last report)

         Check whether the issuer (1) filed all reports  required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                 Yes X    No -----

         State the number of shares outstanding of each of the issuer's classes of common equity: As of July 31, 1999, the issuer had 1,852,209 shares of its common stock, par value $.002 per share, outstanding.

         Transitional Small Business Disclosure Format (check one):
                                 Yes ---- No X

PART I.  FINANCIAL INFORMATION
------   ---------------------
ITEM 1.  Financial Statements
------   ---------------------


                                  CORTECH, INC.
                                  BALANCE SHEET
                                 ($000 Omitted)
                                   (UNAUDITED)

                                                              June 30,
                                                                1999
                                                              --------
ASSETS
------

Current assets:
     Cash and cash equivalents                                 $13,359
     Prepaid expenses and other                                      5
                                                               -------
             Total assets                                      $13,364
                                                               =======


LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------

Current liabilities:
     Accounts payable                                          $    19
     Accrued severance and other compensation                      213
     Other accrued liabilities                                     549
                                                               -------
             Total liabilities                                     781
                                                               -------

Stockholders' equity:
     Preferred stock, $.002 par value,
       2,000,000 shares authorized,
       none issued                                                   -
     Common stock, $.002 par value, 5,000,000
       shares authorized, 1,852,209 shares
       issued and outstanding                                        4
     Additional paid-in capital                                 99,830
     Accumulated deficit                                      ( 87,251)
                                                               -------

             Total stockholders' equity                         12,583
                                                               -------
             Total liabilities and
               stockholders' equity                            $13,364
                                                               =======




                 See accompanying notes to financial statements.

                                  CORTECH, INC.
                            STATEMENTS OF OPERATIONS
                      ($000 Omitted, except per share data)
                                   (UNAUDITED)


                                                   Three Months Ended
                                                        June 30,
                                                   ------------------
                                                    1999        1998
                                                    ----        ----
Revenues:
   Interest income                                $   127     $   183
   Gain on disposition
     of property and equipment                         64          12
   License income (Note 2)                          2,000           -
   Other income                                        15          22
                                                  -------     -------
       Total revenues                               2,206         217
                                                  -------     -------

Expenses:
   General and administrative                         146       1,498
   Research and development                             -         150
                                                  -------     -------
       Total expenses                                 146       1,648
                                                  -------     -------


Income (loss) before income taxes                   2,060    (  1,431)
Provision for income taxes                            218           -
                                                  -------     -------
Net income (loss)                                 $ 1,842    ($ 1,431)
                                                  =======     =======

Basic and fully diluted net
   income (loss) per share                        $   .99    ($   .77)
                                                  =======     =======

Weighted average common
   shares outstanding (in 000's)                    1,852       1,852
                                                  =======     =======




                 See accompanying notes to financial statements.

                                  CORTECH, INC.
                            STATEMENTS OF OPERATIONS
                      ($000 Omitted, except per share data)
                                   (UNAUDITED)


                                                       Six Months Ended
                                                           June 30,
                                                       ----------------
                                                       1999        1998
                                                       ----        ----

Revenues:
   Interest income                                   $   251     $   379
   Gain on disposition
     of property and equipment                           310         228
   License income (Note 2)                             2,000           -
   Other income                                           60          22
                                                     -------     -------
       Total revenues                                  2,621         629
                                                     -------     -------

Expenses:
   General and administrative                            361       3,023
   Research and development                                -         436
                                                     -------     -------
       Total expenses                                    361       3,459
                                                     -------     -------


Income (loss) before income taxes                      2,260    (  2,830)
Provision for income taxes                               218           -
                                                     -------     -------
Net income (loss)                                    $ 2,042    ($ 2,830)
                                                     =======     =======

Basic and fully diluted net
   income (loss) per share                           $  1.10    ($  1.53)
                                                     =======     =======

Weighted average common
   shares outstanding (in 000's)                       1,852       1,852
                                                     =======     =======



                 See accompanying notes to financial statements.

                                  CORTECH, INC.
                             STATEMENTS OF CASH FLOWS
                                  ($000 Omitted)
                                   (UNAUDITED)



                                                            Six Months Ended
                                                                 June 30,
                                                          --------------------
                                                            1999         1998
                                                          -------       ------

CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income (loss)                                   $  2,042    ($  2,830)
     Adjustments:
       Depreciation and amortization                            -          429
       License income                                   (   2,000)           -
       Gain on disposition of equipment                 (     310)   (     102)
       Decrease in prepaid expenses and other                  71          140
       Decrease in accounts payable                     (     131)   (     314)
       Decrease in accrued liabilities,
         accrued severance and other                    (     220)   (     275)
                                                         --------     --------
        Net cash used in operating activities           (     548)   (   2,952)
                                                         --------     --------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Proceeds from sales of property and equipment            310          184
     License income                                         2,000            -
     Purchases of short-term investments                        -    (       9)
     Sales of short-term investments                            -        3,850
                                                         --------     --------
        Net cash provided by investing activities           2,310        4,025
                                                         --------     --------

Net increase in cash and cash equivalents                   1,762        1,073
Cash and cash equivalents, beginning of period             11,597       11,562
                                                         --------     --------
Cash and cash equivalents, end of period                 $ 13,359     $ 12,635
                                                         ========     ========


SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING
   ACTIVITIES:
       Note receivable from sale of equipment            $      -     $    125
                                                         ========     ========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW
   INFORMATION:
       Cash paid for taxes                               $    200     $      -
                                                         ========     ========




                 See accompanying notes to financial statements.

                                  CORTECH, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                   (UNAUDITED)

1.   General
     -------

     The accompanying unaudited financial statements of Cortech, Inc. ("Cortech" or the "Company") as of June 30, 1999 and for the three and six month periods ended June 30, 1999 and 1998 reflect all material adjustments consisting of only normal recurring adjustments, which, in the opinion of management, are necessary for a fair presentation of results for the interim periods. Certain information and footnote disclosures required under generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the U.S. Securities and Exchange Commission, although the Company believes that the disclosures are adequate to make the information presented not misleading. These financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 1998 as filed with the U.S. Securities and Exchange Commission.

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

     The results of operations for the three and six months ended June 30, 1999 and 1998 are not necessarily indicative of the results to be expected for the entire year or for any other period.

2.   License Income
     --------------

     In June 1999, the Company made final the Agreement first announced in March 1999 to license to Ono Pharmaceutical Co., Ltd. of Osaka Japan ("Ono") the worldwide rights to the oral elastase inhibitor program on which the two companies have been collaborating. Prior to this Agreement, Ono's rights to this technology were limited to the territories of Korea, Japan, China and Taiwan. In connection with the expansion of Ono's rights to the technology, Cortech received a $2,000,000 payment less applicable taxes both in the United States and Japan. Ono withheld at the source $200,000 of withholding taxes which they remitted directly to the Japanese taxing authorities. This withholding tax was expensed in the accompanying financial statements, however, the Company does not believe it was liable for this withholding and is appealing the withholding and seeking reimbursement from the Japanese taxing authorities. There is no assurance that the Company will be successful with this appeal.

     If Ono's studies of the technology are favorable, Cortech could also receive milestone payments of up to $9.5 million. Ono also agreed to pay Cortech a royalty on sales generated outside the original territories on products using

Cortech's technology. Milestone payments or royalties are not assured and in any event could be expected only after several more years of continued evaluation of the technology by Ono.

     Elastase is a protein-degrading enzyme released from neutrophil and is considered to play a major role in tissue damage and organ failure in severe inflammatory conditions. Development of an orally active elastase inhibitor is expected to bring a new therapy for patients with chronic inflammatory diseases. Ono plans to conduct clinical studies targeting chronic obstructive pulmonary disease and rheumatoid arthritis.

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

Results of Operations
---------------------

     Cortech had net income of $1,842,000 or $.99 basic and fully diluted earnings per share and $2,042,000 or $1.10 basic and fully diluted earnings per share for the three and six months ended June 30, 1999, respectively, compared to net losses of $1,431,000 or $.77 basic and fully diluted loss per share and $2,830,000 or $1.53 basic and fully diluted loss per share for the same periods in 1998, respectively.

     Interest income was $127,000 and $251,000 in the three and six months ended June 30, 1999, respectively, compared to $183,000 and $379,000 for the same periods in 1998, a decrease of $56,000 and $128,000 in the three and six month periods, respectively. Lower yields on cash equivalents was the primary reason for this decrease.

     Gains on disposition of property and equipment were $64,000 and $310,000 in the three and six months ended June 30, 1999, respectively, compared to $12,000 and $228,000 for the same periods in 1998. During 1997, the Company commenced selling property and equipment previously used in research and development and for administrative purposes which has continued into 1999.

     License income of $2,000,000 in the three and six months ended June 30, 1999 relates to an agreement to license to Ono Pharmaceutical Co., Ltd. of Osaka, Japan ("Ono") the worldwide rights to an oral elastase inhibitor program. (See Note 2 of Notes to Financial Statements.)

     Other income of $15,000 and $60,000 in the three and six months ended June 30, 1999, respectively, primarily relate to the collection of a rental deposit of $15,000 in June 1999 and reimbursement by one of the Company's insurance carriers of legal fees of $45,000 previously expensed for the BioStar Litigation. (see Part II, Item 1.)

     General and administrative expenses were $146,000 and $361,000 in the three and six months ended June 30, 1999, respectively, and $1.5 million and $3.0 million in the same periods in 1998, respectively, a decrease of $1.4 million and $2.6 million. During 1998, the Company was still in the process of winding down its operations. In 1999, management instituted strict cost controls with the goal of preserving cash. For the six months ended June 30, 1999, general and administrative expenses consisted principally of patent related costs of $75,000 and legal expenses of $153,000, which are being expensed.

     Expenses for research and development were $150,000 and $436,000 in the three and six months ended June 30, 1998, respectively. Due to the cessation of research and development activities by the Company in late 1997, there were no research and development expenses in the three and six months ended June 30, 1999.

Liquidity and Capital Resources
-------------------------------

     At June 30, 1999, the Company had cash and cash equivalents of approximately $13,359,000. Cash equivalents of $13,204,000 consisted of U.S. Treasury Bills with an original maturity of three months or less with yields ranging between 4.293% and 4.889%. Management believes its cash and cash equivalents are sufficient for its remaining business activities and for the costs of seeking an acquisition of an operating business.

     Net cash of $548,000 was used in operating activities for the six months ended June 30, 1999 compared to a net use of $2,952,000 for the same period in 1998. In 1999, cash flows from net income of $2,042,000 were offset by the gain on disposition of equipment of $310,000 and license income of $2,000,000
(classified as investing activities) and a decrease in accounts payable of $131,000 and accrued liabilities, accrued severance and other of $220,000. In
1998, the net loss of $2,830,000 and the decrease in accounts payable of $314,000 and accrued liabilities, accrued severance and other of $275,000 was partially offset by depreciation and amortization of $429,000 and a decrease in prepaid expenses of $140,000.

     Net cash of $2,310,000 was provided by investing activities in the six months ended June 30, 1999, due to the sale of property and equipment of $310,000 and license income of $2,000,000. In the six months ended June 30, 1998, $4,025,000 was provided by investing activities with $3,850,000 provided by the sale of short-term investments and $184,000 provided by the sale of property and equipment.

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

PART II - OTHER INFORMATION
-------   -----------------
ITEM 1.   Legal Proceedings
-------   -----------------

     BIOSTAR LITIGATION. On February 27, 1998, a complaint was filed in the Court of Chancery of the State of Delaware, naming the Company, the Company's then current directors and BioStar, Inc. ("BioStar") as defendants. The complaint, filed by a stockholder of the Company, claims to be on behalf of a class of all the Company's stockholders and contends that the then current directors of the Company breached their fiduciary duties to the Company's stockholders when they unanimously approved the proposed combination with BioStar. The complaint originally sought to enjoin the proposed combination with BioStar as well as the operation of the Company's stockholder rights plan and sought an order rescinding the proposed combination with BioStar upon its consummation as well as compensatory damages and costs. The complaint was amended following termination of the proposed BioStar merger to seek to force an auction of the Company's assets and other relief. Prior management of the Company believed that the claims are without merit. The members of the Board who were elected at the last annual meeting made no independent review of the merits of the claim or whether the claim could have a material adverse effect on the Company's financial position or results of operations.

     Recently, counsel for the plaintiff in the litigation has agreed in principal to approach the court to seek dismissal of the case on grounds that it is moot. Notwithstanding the foregoing, however, no papers have yet been submitted to the court and there is no guarantee that the court, which would have to approve such dismissal, will do so.

ITEM 6.   Exhibits and Reports on Form 8-K
------    --------------------------------

         a.  Exhibits

              27. Financial Data Schedule for the six months ended June 30, 1999

         b.  Reports on Form 8-K

              No reports on Form 8-K were filed during the quarter for which this report is being filed.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                             CORTECH, INC.


Date: August 13, 1999                        /s/ Sue Ann Itzel
                                             ---------------------------
                                             Sue Ann Itzel
                                             Treasurer
                                             (Principal Accounting and Financial
                                             Officer)