Form 10QSB
period 1999-09-30
CORTECH INC
filed 1999-11-12
CIK 728478

U.S. SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

                                   (Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the quarterly period ended: September 30, 1999
                                      ------------------

                                       OR

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                          Commission File No.: 0-20726
                                               -------

                                 Cortech, Inc.
           ----------------------------------------------------------
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

     State the number of shares outstanding of each of the issuer's classes of common equity: As of October 31, 1999, the issuer had 1,852,209 shares of its common stock, par value $.002 per share, outstanding.

     Transitional Small Business Disclosure Format (check one):
                                 Yes     No  X
                                     ---    ---

PART I.  FINANCIAL INFORMATION
------   ---------------------
ITEM 1.  Financial Statements
------   ---------------------


                                  CORTECH, INC.
                                  BALANCE SHEET
                                 ($000 Omitted)
                                   (UNAUDITED)

                                                              September 30,
                                                                   1999
                                                              -------------
ASSETS

Current assets:
   Cash and cash equivalents                                     $ 13,446
   Prepaid expenses and other                                           9
                                                                 --------
        Total assets                                             $ 13,455
                                                                 ========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Accounts payable                                              $     18
   Accrued severance and other compensation                            93
   Other accrued liabilities                                          498
                                                                 --------
        Total liabilities                                             609
                                                                 --------
Stockholders' equity:
   Preferred stock, $.002 par value,
     2,000,000 shares authorized,
     none issued                                                        -
   Common stock, $.002 par value, 5,000,000
     shares authorized, 1,852,209 shares
     issued and outstanding                                             4
   Additional paid-in capital                                      99,830
   Accumulated deficit                                          (  86,988)
                                                                 --------

        Total stockholders' equity                                 12,846
                                                                 --------
        Total liabilities and
          stockholders' equity                                   $ 13,455
                                                                 ========




                 See accompanying notes to financial statements.

                                  CORTECH, INC.
                            STATEMENTS OF OPERATIONS
                      ($000 Omitted, except per share data)
                                   (UNAUDITED)


                                                      Three Months Ended
                                                         September 30,
                                                      -------------------
                                                       1999         1998
                                                      ------       ------

Revenues:
  Interest income                                    $   157      $   171
  Gain on disposition
    of property and equipment                            125            -
  Other income                                            92            -
                                                     -------      -------
    Total revenues                                       374          171
                                                     -------      -------

Expenses:
  General and administrative                             101        1,452
                                                     -------       ------
    Total expenses                                       101        1,452
                                                     -------       ------


Income (loss) before income taxes                        273     (  1,281)
Provision for income taxes                                10            -
                                                     -------      -------
Net income (loss)                                    $   263     ($ 1,281)
                                                     =======      =======
Basic and fully diluted net
 income (loss) per share                             $   .14     ($   .69)
                                                     =======      =======

Weighted average common
   shares outstanding (in 000's)                       1,852        1,852
                                                     =======      =======





                 See accompanying notes to financial statements.

                                  CORTECH, INC.
                            STATEMENTS OF OPERATIONS
                      ($000 Omitted, except per share data)
                                   (UNAUDITED)


                                                        Nine Months Ended
                                                           September 30,
                                                        ------------------
                                                        1999         1998
                                                        ----         ----

Revenues:
  Interest income                                     $   408      $   550
  Gain on disposition
   of property and equipment                              435          228
  Gain on sale of licensing
   rights (Note 2)                                      2,000            -
  Other income                                            152           22
                                                      -------      -------
     Total revenues                                     2,995          800
                                                      -------      -------

Expenses:
  General and administrative                              462        4,475
  Research and development                                  -          436
                                                      -------      -------
     Total expenses                                       462        4,911
                                                      -------      -------


Income (loss) before income taxes                       2,533     (  4,111)
Provision for income taxes                                228            -
                                                      -------      -------
Net income (loss)                                     $ 2,305     ($ 4,111)
                                                      =======      =======

Basic and fully diluted net
  income (loss) per share                             $  1.24     ($  2.22)
                                                      =======      =======

Weighted average common
  shares outstanding (in 000's)                         1,852        1,852
                                                      =======      =======




                 See accompanying notes to financial statements.

                                  CORTECH, INC.
                             STATEMENTS OF CASH FLOWS
                                  ($000 Omitted)
                                   (UNAUDITED)



                                                          Nine Months Ended
                                                            September 30,
                                                        ---------------------
                                                         1999           1998
                                                        ------         ------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income (loss)                                   $  2,305     ($  4,111)
   Adjustments:
     Depreciation and amortization                            -           527
     Gain on sale of licensing rights                 (   2,000)            -
     Gain on disposition of equipment                 (     435)    (     228)
     Decrease in prepaid expenses and other                  69           177
     Decrease in accounts payable                     (     133)    (     455)
     Decrease in accrued liabilities,
       accrued severance and other                    (     392)    (      20)
                                                       --------      --------
      Net cash used in operating activities           (     586)    (   4,110)
                                                       --------      --------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Proceeds from sales of property and equipment            435           339
   Gain on sale of licensing rights                       2,000             -
   Purchases of short-term investments                        -     (       9)
   Sales of short-term investments                            -         3,850
                                                       --------      --------
      Net cash provided by investing activities           2,435         4,180
                                                       --------      --------

Net increase in cash and cash equivalents                 1,849            70
Cash and cash equivalents, beginning of period           11,597        11,562
                                                       --------      --------
Cash and cash equivalents, end of period               $ 13,446      $ 11,632
                                                       ========      ========


SUPPLEMENTAL DISCLOSURE OF CASH FLOW
   INFORMATION:
       Cash paid for taxes                             $    200      $      -
                                                       ========      ========




                 See accompanying notes to financial statements.

                                  CORTECH, INC.
                          NOTES TO FINANCIAL STATEMENTS
                           SEPTEMBER 30, 1999 AND 1998
                                  (UNAUDITED)


1.  General
    -------

     The accompanying unaudited financial statements of Cortech, Inc. ("Cortech" or the "Company") as of September 30, 1999 and for the three and nine month periods ended September 30, 1999 and 1998 reflect all material adjustments consisting of only normal recurring adjustments, which, in the opinion of management, are necessary for a fair presentation of results for the interim periods. Certain information and footnote disclosures required under generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the U.S. Securities and Exchange Commission, although the Company believes that the disclosures are adequate to make the information presented not misleading. These financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 1998 as filed with the U.S. Securities and Exchange Commission.

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

     The results of operations for the three and nine months ended September 30, 1999 and 1998 are not necessarily indicative of the results to be expected for the entire year or for any other period.

2.  Gain on Sale of Licensing Rights
    --------------------------------

     In June 1999, the Company finalized an Agreement to license to Ono Pharmaceutical Co., Ltd. of Osaka Japan ("Ono") the worldwide rights to the oral elastase inhibitor program on which the two companies have been collaborating. Prior to this Agreement, Ono's rights to this technology were limited to the territories of Korea, Japan, China and Taiwan. In connection with the expansion of Ono's rights to the technology, Cortech received a $2,000,000 payment less applicable taxes both in the United States and Japan. Ono withheld at the source $200,000 of withholding taxes which they remitted directly to the Japanese taxing authorities. This withholding tax was expensed in the accompanying financial statements. The Company believed it was not liable for this withholding and appealed the withholding, seeking reimbursement from the Japanese taxing authorities. The Company was informed by the Japanese taxing authorities that its appeal was denied.

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

ITEM 2. Management's Discussion and Analysis of Financial Condition and ------- Results of Operations
         ---------------------

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

Results of Operations
---------------------

     Cortech had net income of $263,000 or $.14 basic and fully diluted earnings per share and $2,305,000 or $1.24 basic and fully diluted earnings per share for the three and nine months ended September 30, 1999, respectively, compared to net losses of $1,281,000 or $.69 basic and fully diluted loss per share and $4,111,000 or $2.22 basic and fully diluted loss per share for the same periods in 1998, respectively.

     Interest income was $157,000 and $408,000 in the three and nine months ended September 30, 1999, respectively, compared to $171,000 and $550,000 for the same periods in 1998, a decrease of $14,000 and $142,000 in the three and nine month periods, respectively. Lower yields on cash equivalents was the primary reason for this decrease.

     Gains on disposition of property and equipment were $125,000 and $435,000 in the three and nine months ended September 30, 1999, respectively, compared to zero and $228,000 for the same periods in 1998. During 1998 and 1999, the Company sold property and equipment previously used in research and development and for administrative purposes.

     Gain on sale of licensing rights of $2,000,000 in the nine months ended September 30, 1999 relates to an agreement to license to Ono Pharmaceutical Co., Ltd. of Osaka, Japan ("Ono") the worldwide rights to an oral elastase inhibitor program. (See Note 2 of Notes to Financial Statements.)

     Other income of $92,000 and $152,000 in the three and nine months ended September 30, 1999, respectively, primarily relate to the reimbursement by one of the Company's insurance carriers of legal fees previously expensed for the Biostar Litigation, (see Part II, Item 1.), and the reversal of previously accrued expenses in connection to the closing of the Company's Denver facilities.

     General and administrative expenses were $101,000 and $462,000 in the three and nine months ended September 30, 1999, respectively, and $1,452,000 and $4,475,000 in the same periods in 1998, respectively, a decrease of $1,351,000 and $4,013,000. During 1998, the Company was in the process of winding down its operations. In 1999, management instituted strict cost controls with the goal of preserving cash. For the nine months ended September 30, 1999, general and administrative expenses consisted principally of patent related costs of $75,000 and legal expenses relating to patent and licensing agreements of $225,000, which are being expensed.

     Expenses for research and development were $436,000 in the nine months ended September 30, 1998. Due to the cessation of research and development activities by the Company in late 1997, there were no research and development expenses in the three months ended September 30, 1998 or the three and nine months ended September 30, 1999.

Liquidity and Capital Resources
-------------------------------

     At September 30, 1999, the Company had cash and cash equivalents of approximately $13,446,000. Cash equivalents of $13,275,000 consisted of U.S. Treasury Bills with an original maturity of three months or less with yields ranging between 4.70% and 4.856%. Management believes its cash and cash equivalents are sufficient for its remaining business activities and for the costs of seeking an acquisition of an operating business.

     Net cash of $586,000 was used in operating activities for the nine months ended September 30, 1999 compared to a net use of $4,110,000 for the same period in 1998. In 1999, cash flows from net income of $2,305,000 were offset by the gain on disposition of equipment of $435,000 and gain on sale of licensing rights of $2,000,000 (both classified as investing activities) and decreases in accounts payable of $133,000 and accrued liabilities, accrued severance and other liabilities of $392,000. In 1998, the net loss of $4,111,000 and the decreases in accounts payable of $455,000 and accrued liabilities, accrued severance and other liabilities of $20,000 was partially offset by depreciation and amortization of $527,000 and a decrease in prepaid expenses of $177,000.

     Net cash of $2,435,000 was provided by investing activities in the nine months ended September 30, 1999, due to the sale of property and equipment of $435,000 and the gain on sale of licensing rights of $2,000,000. In the nine months ended September 30, 1998, $4,180,000 was provided by investing activities with $3,850,000 provided by the sale of short-term investments and $339,000 provided by the sale of property and equipment.

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

PART II - OTHER INFORMATION
-------   -----------------
ITEM 1.   Legal Proceedings
------    -----------------


     BIOSTAR LITIGATION. On February 27, 1998, a complaint was filed in the Court of Chancery of the State of Delaware, naming the Company, the Company's then current directors and BioStar, Inc. ("BioStar") as defendants. The complaint, filed by a stockholder of the Company, claims to be on behalf of a class of all the Company's stockholders and contends that the then current directors of the Company breached their fiduciary duties to the Company's stockholders when they unanimously approved the proposed combination with BioStar. The complaint originally sought to enjoin the proposed combination with BioStar as well as the operation of the Company's stockholder rights plan and sought an order rescinding the proposed combination with BioStar upon its consummation as well as compensatory damages and costs. The complaint was amended following termination of the proposed BioStar merger to seek to force an auction of the Company's assets and other relief. Prior management of the Company believed that the claims are without merit. The members of the current Board made no independent review of the merits of the claim or whether the claim could have a material adverse effect on the Company's financial position or results of operations.

     Recently, counsel for the plaintiff in the litigation has agreed in principal to approach the court to seek dismissal of the case on grounds that the allegations of the case which sought to enjoin the proposed combination with BioStar is moot. In addition, such counsel are currently discussing a potential settlement of other claims which may not be moot. Notwithstanding the foregoing, however, no papers have yet been submitted to the court and there is no guarantee that the court, which would have to approve such dismissal and potential settlement, will do so.

ITEM 2.   Submission of Matters to a Vote of Security Holders
-------   ---------------------------------------------------

     The Company held its Annual Meeting of Stockholders on November 4, 1999. All nominees to the Company's Board of Directors were elected. The following is a vote tabulation for all nominees:

                                              For           Withheld
                                          ----------        --------

         Leonard M. Tannenbaum             1,703,002          8,743
         Sheri Perge                       1,703,002          8,743

ITEM 6.  Exhibits and Reports on Form 8-K
------   --------------------------------

      a.  Exhibits

            27. Financial Data Schedule for the nine months ended September 30, 1999

      b.  Reports on Form 8-K

            No reports on Form 8-K were filed during the quarter for which this report is being filed.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                             CORTECH, INC.


Date: November 12, 1999                      /s/ Sue Ann Itzel
                                             ---------------------------
                                             Sue Ann Itzel
                                             Treasurer
                                             (Principal Accounting and Financial
                                             Officer)