Form 10KSB
period 1999-12-31
CORTECH INC
filed 2000-03-30
CIK 728478

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-KSB

MARK ONE:

[X] Annual Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934.
         For the Fiscal year ended December 31, 1999

[ ]      Transaction  Report   Under   Section  13  or 15 (d) of the  Securities
         Exchange Act of 1934 For the  transition  period from  ____________  to
         _____________.

                         Commission file number 0-20726
                                                -------

                                  CORTECH, INC.
                                 --------------
                 (Name of small business issuer in its charter)

            DELAWARE                                            84-0894091
--------------------------------                               ------------
(State or other jurisdiction                                 (I.R.S. Employer
of incorporation or organization)                            Identification No.)

            376 Main Street, PO Box 74, Bedminster, New Jersey 07921
            --------------------------------------------------------
             (Address of principal executive offices with Zip Code)


          Issuer's telephone number, including area code (908) 234-1881
                                                         --------------

         Securities registered under Section 12(b) of the Exchange Act:

                                      NONE

              Securities registered under Section 12(g) of the Act
              ----------------------------------------------------

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

     Check if there is no disclosure of delinquent filers in response to item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of issuer's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ X ]

     Issuer's revenues for the fiscal year ended December 31, 1999 were approximately $3,225,000.

     As of March 15, 2000, there were 1,852,209 shares of common stock outstanding. The aggregate market value of the common stock held by non-affiliates of the issuer, based upon the closing price on the NASDAQ National Market, was approximately $9 million.

     Traditional Small Business Disclosure Format Yes    No X
                                                     ---   ---

     Portions of the following documents are incorporated by reference in this Report on Form 10-KSB:

     1) Information set forth in Part III of this report is incorporated by reference to the Registrants 2000 Proxy Statement.

Item 1. -         DESCRIPTION OF BUSINESS
-------           -----------------------

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

Overview
--------

     Cortech, Inc. ("Cortech" or the "Company") is a biopharmaceutical company whose research and development efforts were focused primarily on protease inhibitors and bradykinin antagonists. These efforts produced a technology portfolio which may have therapeutic application across a broad range of medical conditions. Cortech's strategy is to use collaborative partners to conduct and fund on-going research and development on those components of its portfolio that have not been outlicensed. At the same time, the Company is seeking to redeploy its assets into an operating business.

     In response to disappointing test results and its loss of collaborative partner support, Cortech implemented a series of reductions in force over the past five years which resulted in the Company having no compensated employees at February 29, 2000, and effectively discontinued all research and development activities. In addition, Cortech decommissioned its laboratories and sold all of its remaining scientific, technical and office equipment.

     As a result of these actions, Cortech no longer has the staff or operative facilities required to recommence internal research and development activities. Throughout 1998, Cortech retained a core group of professionals who, among other things, were engaged in efforts to secure collaborative partners for Cortech's technology portfolio. In November 1998, these efforts resulted in a collaboration based on CE-1037 (the Company's lead human neutrophil elastase inhibitor) with United Therapeutics Corp. ("UT") a pharmaceutical company based in North Carolina. Under the exclusive worldwide product and license agreement, UT made an up-front payment of $250,000 and will pay the future costs of developing the compound in pulmonary diseases. The agreement also provides for

Cortech to receive milestone payments if the compound is successfully advanced in development and a royalty on product sales should the compound be successfully commercialized. The agreement resulted in no revenues in 1999, and it is not expected that the agreement will result in significant revenues in 2000. UT has recently started clinical development of CE-1037, targeting chronic obstructive pulmonary disease.

     In June 1999, the Company finalized an Agreement to license to Ono Pharmaceutical Co., Ltd. of Osaka Japan ("Ono") the worldwide rights to an oral elastase inhibitor program on which the two companies have been collaborating. Prior to this Agreement, Ono's rights to this technology were limited to the territories of Korea, Japan, China and Taiwan. In connection with the expansion of Ono's rights to the technology, Cortech received a $2,000,000 payment less applicable taxes both in the United States and Japan. Ono withheld at the source $200,000 of withholding taxes which they remitted directly to the Japanese taxing authorities. This withholding tax was expensed in the accompanying financial statements. The Company believed it was not liable for this withholding and appealed the withholding, seeking reimbursement from the Japanese taxing authorities. The Company was informed by the Japanese taxing authorities that its appeal was denied. If Ono's studies of the technology are favorable, Cortech could also receive milestone payments of up to $9.5 million. Ono also agreed to pay Cortech a royalty on sales generated outside the original territories on products using Cortech's technology. Milestone payments or royalties are not assured and in any event could be expected only after several more years of continued evaluation of the technology by Ono.

     Elastase is a protein-degrading enzyme released from the neutrophil and is considered to play a major role in tissue damage and organ failure in severe inflammatory conditions. Development of an orally active elastase inhibitor is expected to bring a new therapy for patients with chronic inflammatory diseases.

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

Cortech's Work with Protease Inhibitors
----------------------------------------

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

     CE-1037 - HNE Inhibitor for Parenteral Administration. CE-1037 was developed and advanced into early Phase II clinical trials in collaboration with Hoechst Marion Roussel, Inc. ("HMRI"). HMRI terminated that collaboration in December 1996 following animal experiments which suggested that the compound might have genotoxic effects at high concentrations. A repeat experiment, sponsored by Cortech but conducted by an independent outside laboratory failed to show any genotoxic effect of the compound. Subsequently, in November 1998, Cortech was successful in securing UT as a new corporate partner for CE-1037. Under the exclusive worldwide product and license agreement, UT made an up-front payment of $250,000 and will pay the future costs of developing the compound for the potential treatment of pulmonary diseases. Notwithstanding this Agreement, there can be no assurance that CE-1037 will be proven safe and efficacious in clinical trials, that the regulatory approvals necessary for this commercialization (if it is ever advanced to this stage)would be obtained or that it could be manufactured at acceptable costs and in appropriate quantity.

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

     In June 1999, the Company finalized an Agreement to license to Ono the worldwide rights to the oral elastase inhibitor program on which the two companies had been collaborating. Prior to this Agreement, Ono's rights to this technology were limited to the territories of Korea, Japan, China and Taiwan. In connection with the expansion of Ono's rights to the technology, Cortech received a $2,000,000 payment less applicable taxes both in the United States and Japan. Ono withheld at the source $200,000 of withholding taxes which they remitted directly to the Japanese taxing authorities. This withholding tax was expensed in the accompanying financial statements. The Company believed it was not liable for this withholding and appealed the withholding, seeking reimbursement from the Japanese taxing authorities. The Company was informed by the Japanese taxing authorities that its appeal was denied.

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

Cortech's Work with Bradykinin Antagonists
------------------------------------------

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

     Until mid-1995, Cortech's work on Bradycor concentrated primarily on the treatment of sepsis, but two Phase II clinical trials, completed in 1994 and 1995, failed to provide sufficient evidence of efficacy to warrant additional development in that indication. Concurrent with the sepsis studies, Cortech also undertook a small, pilot Phase II study in patients with large focal cerebral contusions (a type of injury that represents a subset of the spectrum of TBI). In that study, Bradycor had significant beneficial effects, compared with placebo, on intra cranial pressure, neurological status and the need for surgical intervention. In addition, Bradycor was well tolerated and showed no clinically significant adverse effects in these patients. In 1998, a manuscript describing the results of that study was published in Acta NeurochiSurgica.

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

     Notwithstanding the initial results of the TBI Study, an analysis of long-term functional outcome by the American Brain Injury Consortium ("ABIC"), which was completed during the third quarter of 1997, showed positive trends in functional outcome for patients treated with Bradycor which were statistically significant in the most severely injured patients. In addition, patients treated with Bradycor in the TBI Study showed modest (but not statistically significant) positive trends in intra cranial pressure and the requirement for other interventions to control intra cranial pressure. In November 1999, the study and the results generated by ABIC were published in the Journal of Neurotrauma.

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

Product Development Risks
-------------------------

     Cortech's compounds are in an early stage of research and development. All of the compounds in Cortech's portfolio would require extensive additional research and development prior to submission of any regulatory application for commercial use. At this point, Cortech's compounds could only be advanced through collaborative arrangements or sale of its technology. There can be no assurance that Cortech will be able to establish collaborative arrangements for the remaining components of its portfolio or to effect a transaction involving a sale of technology rights on acceptable terms, if at all. Even if Cortech enters into collaborative arrangements and/or receives funds for research and development, there can be no assurance that research or product development efforts would be successfully completed, that the compounds in Cortech's portfolio would be proven to be safe and efficacious in clinical trials, that required regulatory approvals for commercialization (if products are ever advanced to this stage) could be obtained, that products could be manufactured at acceptable cost and with appropriate quality or that any approved products could be successfully marketed or would be accepted by patients, health care providers and third-party payors.

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

     Cortech has patent protection related to the following: protease inhibitors, bradykinin antagonists and immunology vaccines and treatments. Cortech holds sixteen United States patents and has numerous United States patent applications pending which concern protease inhibitors. Cortech holds eight United States patents and has numerous United States patent applications pending which concern bradykinin antagonists. In addition, Cortech holds twenty-six foreign patents and has numerous foreign patents pending concerning protease inhibitors and bradykinin antagonists.

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

     Cortech also seeks to protect unpatented trade secrets and improvements and unpatented know-how. It is Cortech's policy to require its consultants, members of the Board of Directors, outside scientific collaborators and other advisors to execute confidentiality agreements upon the commencement of employment or consulting relationships with Cortech. These agreements provide that all confidential information developed or made known to the individual during the course of the individual's relationship with Cortech is to be kept confidential and not disclosed to third parties except in scientific circumstances. There can be no assurance, however, that these agreements will not be breached or will provide meaningful protection or adequate remedies in the event of unauthorized use of Cortech's trade secrets or disclosure of such information. Cortech also has taken appropriate physical security measures to protect its intellectual property. There can be no assurance, however, that such security measures will be adequate.

CP-0127 Development Corporation ("CDC")
---------------------------------------

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

Third-Party Reimbursement
-------------------------

     The business and financial condition of pharmaceutical and biotechnology companies will continue to be affected by the efforts of government and third-party payors to contain or reduce the cost of health care through various means. For example, in certain foreign markets pricing or profitability of prescription pharmaceuticals is subject to government control. In particular, individual pricing negotiations are often required in each country of the European Union, even if approval to market the drug under the EMEA's centralized procedure is obtained. In the United States, there have been, and Cortech expects that there will continue to be, a number of federal and state proposals to implement similar government control. In addition, an increasing emphasis on managed care in the United States will likely continue to increase the pressure on pharmaceutical pricing. While Cortech cannot predict whether any such legislative or regulatory proposals will be adopted, the announcement or adoption of such proposals or efforts could have a material adverse effect on pharmaceutical companies that are prospective corporate partners for Cortech. Therefore, Cortech's ability to establish and maintain strategic alliances may be adversely affected. In addition, in the United States and elsewhere, sales of prescription pharmaceuticals are dependent in part on the availability of reimbursement to the consumer from third-party payors, such as government and private insurance plans that mandate predetermined discounts from list prices.

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

Human Resources
---------------

     Currently, Cortech has no compensated employees.

ITEM 2. -  DESCRIPTION OF PROPERTY
-------    -----------------------

     NONE.

ITEM 3. -  LEGAL PROCEEDINGS
-------    -----------------

     On February 27, 1998, a complaint was filed in the Court of Chancery of the State of Delaware, naming the Company, the Company's then current directors and BioStar as defendants. The complaint, filed by a stockholder of the Company, claims to be on behalf of a class of all the Company's stockholders and contends that the then current directors of the Company breached their fiduciary duties to the Company's stockholders when they unanimously approved the proposed combination with BioStar. The complaint originally sought to enjoin the proposed combination with BioStar as well as the operation of the Company's stockholder rights plan and sought an order rescinding the proposed combination with BioStar upon its consummation as well as compensatory damages and costs. The complaint was amended following termination of the proposed BioStar merger to seek to force an auction of the Company's assets and other relief. Thereafter, the parties negotiated a settlement of the claims. Pursuant to the terms of the settlement a payment in the amount of $235,000 shall be made to Cortech on behalf of Defendants by Cortech's directors and officers insurance carrier. If the Court approves the settlement, Plaintiff's counsel intend to ask the Court for an award of attorneys' fees and expenses in an amount not to exceed $160,000. Defendants have agreed that they will not oppose such an application up to $160,000 and Cortech has agreed to pay, from the settlement proceeds, the fees and expenses actually awarded by the Court up to $160,000. Such settlement will be presented to the Court of Chancery at a hearing scheduled for April 6, 2000. Copies of the Notice to Shareholders relating to the settlement are available upon request from the Company.

ITEM 4. -  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
-------    ---------------------------------------------------

     The Company held its Annual Meeting of Stockholders on November 4, 1999. All nominees to the Company's Board of Directors were elected. The following is a vote tabulation for all nominees:

                                          For           Withheld
                                       ---------        --------

        Leonard M. Tannenbaum          1,703,002          8,743
        Sheri Perge                    1,703,002          8,743

                                     PART II

ITEM 5. -  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS
-------    --------------------------------------------------------

     At February 29, 2000, the Company had approximately 500 stockholders of record. The Company's common stock currently trades on the NASDAQ National Market System under the symbol "CRTQ". On February 29, 2000, the closing price per share of the common stock was $7.9375.

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

                                       Bid                        Ask
                                 ----------------         -------------------
                                 Low         High         Low            High
                                 ---         ----         ---            ----

  Calendar Quarter Ended:

  1998
  ----
          September 30          $3.90       $5.8125     $4.10         $6.65625
          December 31            4.25        6.625       4.8125        6.75


     The following table sets forth the high and low closing prices for the common stock for the periods indicated, as reported by NASDAQ on the National Market System. All closing prices have been adjusted to reflect the one-for-ten stock split.

                                                   Low            High
                                                  -----          ------
         Calendar Quarter Ended:

         1999
         ----
                  March 31                       $ 5.625         $ 6.25
                  June 30                          5.625           6.25
                  September 30                     5.875           7.3125
                  December 31                      5.50            6.75

         1998
         ----
                  March 31                       $ 3.75          $ 6.875
                  June 30                          4.375           5.625


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

ITEM 6. -  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
-------    AND RESULTS OF OPERATIONS
           --------------------------

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

General
-------

     Cortech was a biopharmaceutical company whose primary focus has been the discovery and development of novel therapeutics for the treatment of inflammatory disorders. Specifically, Cortech had directed its research and development efforts principally toward protease inhibitors and bradykinin antagonists. These efforts produced certain intellectual property rights. (See
Item 1. - Description of Business - "Cortech's Work with Protease Inhibitors" and "Cortech's Work with Bradykinin Antagonists.")

     In response to disappointing test results and its loss of collaborative partner support, Cortech implemented a series of reductions in force over the past five years which reduced the number of full time, regular employees to zero at February 29, 2000 and effectively discontinued all internal research and development activities. In addition, Cortech decommissioned its laboratories, and sold all scientific, technical and office equipment. As of December 31, 1998, all fixed assets had been written-off. As a result of these actions, Cortech no longer had the staff or operative facilities required to recommence internal research and development activities. Cortech's strategy is to seek collaborative partners to conduct and fund future research and development on the components of its portfolio or to sell the rights to certain of the compounds in the portfolio to third parties interested in funding future research and development, while conserving the Company's cash. There can be no assurance that any particular agreement will be completed. At the same time, the Company is seeking to redeploy its assets into an operating business.

Results of Operations
---------------------

Revenues
--------

     Revenues for the year ended December 31, 1999 were $3,225,000 compared to revenues of $1,347,000 for the year ended December 31, 1998.

     In 1999, the Company recorded $2,000,000 in license revenues in connection with an Agreement to license to Ono the worldwide rights to the oral elastase inhibitor program on which the two companies have been collaborating.

     During 1998, the Company recorded $250,000 in license revenues from an unrelated third party, UT, in connection with the signing of an exclusive worldwide product development and license agreement for Cortech's elastase inhibitor, CE-1037, for the potential treatment of emphysema and other diseases. The agreement provided for certain milestone payments in the event the compound is successfully advanced and a royalty on product sales should the compound be successfully commercialized. This agreement did not result in revenues in 1999, nor is it expected to result in significant revenues in 2000.

     Interest income decreased from $695,000 in 1998 to $574,000 in 1999. Lower yields on investments accounted for this decrease.

     The disposition of property and equipment relating to the sale of certain leasehold improvements and equipment resulted in gains of $435,000 during 1999 and $380,000 during 1998.

     Research and development related expenses decreased from $436,000 in 1998 to zero in 1999. The decrease was due to the cessation of on-site research and development activities by the Company in late 1997.

     General and administrative expenses decreased from $5.6 million in 1998 to $342,000 in 1999. This decrease was due to the cessation of activities by the Company. General and administrative expenses of $342,000 in 1999 include: legal expenses of $159,000 relating primarily to the Company's patent portfolio; Directors and Officers liability insurance premiums of $82,000 and all other general expenses of $101,000. General and administrative expenses in 1998 of $5,565,000 include: severance payment for former employees and officers of $1.1 million (including $605,000 to the Company's former Chief Executive Officer); certain costs related to the proposed combination with BioStar, Inc. that was terminated on May 7, 1998 of $328,000; costs related to stockholder litigation of $185,000; Directors and Officers liability run-off policy, approved by the prior Board of Directors of $198,000; $258,000 in expenses incurred by the prior Board of Directors for the solicitation of proxies in connection with the Annual Meeting of Stockholders; legal fees of $987,000; consulting fees of $236,000; general insurance of $281,000; utilities expense of $265,000; rent expense of $314,000; depreciation and amortization of $622,000 and all other expenses of $791,000.

Liquidity and Capital Resources
-------------------------------

     At December 31, 1999, the Company had cash and cash equivalents of $6.6 million. Cash equivalents consisted of U.S. Treasury Bills with original maturities of three months or less and yields ranging from 4.918% to 5.39%. Working capital at December 31, 1999 was approximately $13.2 million. Management believes its cash and cash equivalents are sufficient for its remaining business activities and for the costs of seeking an acquisition of an operating business. The Company also had short-term investments, consisting of U.S. Treasury Bills with original maturities of six months of $6.6 million at December 31, 1999.

     Net cash of approximately $816,000 was used in operations in 1999. Cash flows from net income of $2.6 million were partially offset by the decrease in accrued liabilities of $820,000; gains on disposition of equipment of $435,000 which is classified as an investing activity and the sale of licensing rights of $2 million, also classified as an investing activity. In 1998, net cash of approximately $4.1 million was used in operations due primarily to the net loss of $4.7 million and the decrease in accounts payable of $549,000, partially offset by depreciation and amortization of $623,000 and an increase in accrued liabilities of $656,000.

     Net cash used in investing activities was $4.1 million in 1999, due primarily to the purchase of short-term investments of $6.6 million offset by the sale of licensing rights of $2 million and the proceeds from the sale of property and equipment of $435,000. Net cash provided by investing activities was approximately $4.3 million in 1998, primarily due to the sales of short-term investments of $3.8 million and the proceeds from the sale of property and equipment of $491,000.

     Net cash used in financing activities was $189,000 in 1998, due to the redemption of the preferred share purchase rights. See Part II, Item 5. - Market for Common Equity and Related Stockholder Matters for more information on the redemption.

Other Matters
-------------

     Net Operating Loss Carryforwards and Tax Credits: As of December 31, 1999, Cortech had approximately $78 million of net operating loss carry forwards for income tax purposes which expire from 2000 through 2013. In addition, Cortech has approximately $3.1 million of research and development and foreign tax credit carryforwards available to offset future federal income tax, subject to limitations for alternative minimum tax. Cortech's use of operating loss carryforwards and tax credit carryforwards is subject to limitations imposed by the Internal Revenue Code.

Year 2000 Issue
---------------

     The Year 2000 Issue is the result of computer programs being written using two digits rather than four to define the applicable year. Any of the Company's computer programs that have time-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a system failure or miscalculations causing disruptions of operations, including, among other things, a temporary inability to process transactions or engage in similar normal business activities.

     The Company has not experienced any Year 2000 issues subsequent to 1999's fiscal year end. Although the Company believes it has taken the appropriate steps to address Year 2000 readiness, there is no guarantee that the Company's efforts will prevent a material adverse impact on the results of operations and financial condition.

New Accounting Standards
------------------------

     In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standard ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities," which establishes accounting and reporting standards for derivative instruments and for hedging activities. SFAS No. 133 requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. SFAS No. 133 is effective for all fiscal quarters of fiscal years beginning after June 15, 1999. In July 1999, the FASB issued SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date for FASB Statement No. 133, an Amendment of FASB Statement No. 133", which defers the effective date of SFAS No. 133 to be effective for all fiscal quarters of fiscal years beginning after June 15, 2000. The Company currently holds no derivative instruments, nor is it currently participating in hedging activities. Management does not expect adoption of SFAS No. 133 to have a material effect on the Company's financial condition, results of operations or liquidity.

ITEM 7. -  FINANCIAL STATEMENTS
-------    --------------------

         The financial statements filed with this item are listed below:

         Report of Independent Accountant

         Financial Statements:

                  Balance Sheet as of December 31, 1999

                  Statements of Operations for the Years ended December 31, 1999 and 1998

                  Statements of Stockholders' Equity for the Years ended December 31, 1999 and 1998

                  Statements of Cash Flows for the Years ended December 31, 1999 and 1998

                  Notes to Financial Statements

                                                      PricewaterhouseCoopers LLP
                                                                400 Campus Drive
                                                                    P.O. Box 988
                                                          Florham Park, NJ 07932
                                                        Telephone (973) 236 4000
                                                        Facsimile (973) 236 5000





                        REPORT OF INDEPENDENT ACCOUNTANTS

To the Shareholders and Directors of
Cortech Inc.

In our opinion, the accompanying balance sheet and the related statements of operations, of stockholders' equity and of cash flows present fairly, in all material respects, the financial position of Cortech, Inc. at December 31, 1999, and the results of its operations and its cash flows for the years ended December 31, 1999 and 1998, in conformity with accounting principles generally accepted in the United States. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

/s/ PricewaterhouseCoopers LLP

February 15, 2000

                                  CORTECH, INC.
                                  BALANCE SHEET

                                December 31, 1999
                                    (in 000's)

ASSETS

Current assets:
   Cash and cash equivalents                                    $ 6,648
   Short-term investments                                         6,568
   Prepaid expenses and other                                       154
                                                                -------
       Total current assets                                     $13,370
                                                                =======


LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Accounts payable                                             $    17
   Accrued liabilities                                              162
                                                                -------
       Total current liabilities                                    179
                                                                -------

Commitments and contingencies (Note 8)


Stockholders' equity (Note 4):
   Preferred stock, $.002 par value 2,000,000 shares
     authorized, none issued                                          -
   Common stock, par value $.002;
     5,000,000 shares authorized;
     1,852,209 shares issued and outstanding                          4
   Additional paid-in capital                                    99,830
   Accumulated deficit                                         ( 86,643)
                                                                -------
       Total stockholders' equity                                13,191
                                                                -------
       Total liabilities and stockholders' equity               $13,370
                                                                =======







                 See accompanying notes to financial statements.

                                  CORTECH, INC.
                            STATEMENTS OF OPERATIONS

                      (in 000's, except per share amounts)



                                                     Year Ended December 31,
                                                   --------------------------
                                                    1999                1998
                                                   ------              ------

Revenues:
  Interest income                                  $  574              $  695
  Gain on disposition of property
    and equipment                                     435                 380
  Technology license revenue                        2,000                 250
  Sponsored research and development                    -                  22
  Other income                                        216                   -
                                                   ------              ------
         Total revenues                             3,225               1,347
                                                   ------              ------

Expenses:
  Research and development                              -                 436
  General and administrative                          342               5,565
                                                   ------              ------
         Total expenses                               342               6,001
                                                   ------              ------

Income (loss) before income taxes                   2,883             ( 4,654)
Provision for income taxes                            233                   -
                                                   ------              ------
Net income (loss)                                  $2,650             ($4,654)
                                                   ======              ======

Basic net income (loss) per share                  $ 1.43             ($ 2.51)
                                                   ======              ======

Diluted net income (loss) per share                $ 1.43             ($ 2.51)
                                                   ======              ======

Weighted average common shares
  outstanding                                       1,852               1,852
                                                   ======              ======



                 See accompanying notes to financial statements.



                                                              CORTECH, INC.
                                               STATEMENTS OF STOCKHOLDERS' EQUITY (NOTE 4)
                                                     (in 000's, except share amounts)




                                       Common Stock                      Additional
                                       ------------                       Paid-In          Deferred        Accumulated
                                  Shares      Amount     Warrants         Capital       Compensation         Deficit         Total
                                  ------      ------     --------       -----------    --------------     ------------       ------
Balance, December 31, 1997         1,852      $   4       $1,077          $98,942          ($   1)          ($84,639)       $15,383

Amortization of deferred
  compensation                         -          -            -                -               1                  -              1

Redemption of preferred share
  purchase rights                      -          -            -         (    189)              -                  -       (    189)

Expiration of CDC Warrants             -          -      ( 1,077)           1,077               -                  -              -

Net loss                               -          -            -                -               -           (  4,654)      (  4,654)
                                   -----       ----       ------          -------            ----            -------        -------

Balance, December 31, 1998         1,852          4            -           99,830               -           ( 89,293)        10,541

Net income                             -          -            -                -               -              2,650          2,650
                                   -----       ----       ------          -------            ----            -------        -------

Balance, December 31, 1999         1,852       $  4            -          $99,830               -           ($86,643)       $13,191
                                   =====       ====       ======          =======            ====            =======        =======





                                               See accompanying notes to financial statements.

                                  CORTECH, INC.

                            STATEMENTS OF CASH FLOWS

                                   (in 000's)


                                                               Year Ended December 31,
                                                                1999             1998
                                                               ------           ------

Cash flows from operating activities:
   Net income (loss)                                         $ 2,650         ($ 4,654)
   Adjustments:
      Depreciation and amortization                                -              623
      Gains on disposition of equipment                     (    435)        (    380)
      Gain on sale of licensing rights                      (  2,000)               -
      (Increase) decrease in prepaid expenses and
         other assets                                       (     77)             231
      Decrease in accounts payable                          (    134)        (    549)
      Increase (decrease)in accrued liabilities             (    820)             656
      Other, net                                                   -         (     35)
                                                             -------          -------
      Net cash used in operating activities                 (    816)        (  4,108)
                                                             -------          -------

Cash flows from investing activities:

   Gain on sale of licensing rights                             2,000                -
   Proceeds from sale of property and equipment                   435              491
   Purchases of short-term investments                       (  6,568)        (      9)
   Sales of short-term investments                                  -            3,850
                                                              -------          -------
      Net cash provided by (used in) investing
        activities                                           (  4,133)           4,332
                                                              -------          -------

Cash flows from financing activities:
   Redemption of preferred share purchase rights                    -         (    189)
                                                              -------          -------
       Net cash used in financing activities                        -         (    189)
                                                              -------          -------

Net increase (decrease) in cash and cash
   equivalents                                               (  4,949)              35
Cash and cash equivalents, beginning of period                 11,597           11,562
                                                              -------          -------
Cash and cash equivalents, end of period                      $ 6,648          $11,597
                                                              =======          =======

Supplemental disclosure cash flow information:
   Cash paid for taxes                                        $   231          $     -
                                                              =======          =======








                 See accompanying notes to financial statements.

                                  CORTECH, INC.
                          NOTES TO FINANCIAL STATEMENTS

                     Years Ended December 31, 1999 and 1998


1.   Organization
     ------------

          Cortech, Inc. ("Cortech" or the "Company") was a biopharmaceutical company whose primary focus was the discovery and development of novel therapeutics for the treatment of inflammatory disorders. Specifically, Cortech directed its research and development efforts principally toward protease inhibitors and bradykinin antagonists. These efforts produced certain intellectual property rights.

          In response to disappointing test results and its loss of collaborative partner support, Cortech implemented a series of reductions in force over the past five years (which reduced the number of full time, regular employees from more than 200 down to zero) and effectively discontinued all internal research and development activities. In addition, Cortech has decommissioned its laboratories, and sold its scientific, technical office equipment and leasehold improvements. As of December 31, 1998, all fixed assets had been written off. As a result of these actions, Cortech no longer has the staff or operative facilities required to recommence internal research and development activities. Cortech's strategy is to seek collaborative partners to conduct and fund future research and development on the components of its portfolio or to sell the rights to certain of the compounds in the portfolio to third parties interested in funding future research and development, while conserving the Company's cash, although there can be no assurance that any particular agreement will be completed. At the same time, the Company is seeking to redeploy its assets into an operating business.

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

     Cash and Cash Equivalents
     -------------------------

          Cash and cash equivalents consist primarily of cash in banks and U.S. Treasury Bills purchased with an original maturity of three months or less.

                                  CORTECH, INC.
                          NOTES TO FINANCIAL STATEMENTS

                     Years Ended December 31, 1999 and 1998



     Short-Term Investments
     ----------------------

          Short-term investments consist of U.S. Treasury Bills purchased with an original maturity of six months and are valued at cost plus accrued interest, which approximates the fair market value. The Company currently intends to hold these investments until maturity.

     Research and Development Expenses
     ---------------------------------

          Costs incurred in connection with research and development activities were expensed as incurred. These costs consist of direct and indirect costs associated with specific projects as well as fees paid to various entities that perform certain research on behalf of the Company. On-site research and development activities were terminated by the Company in the fourth quarter of 1997.

     Sponsored Research and Development Revenue
     ------------------------------------------

          The Company recognizes revenue from sponsored research and development as research activities are performed or as development milestones are completed under the terms of the research and development agreements. Costs incurred in connection with the performance of sponsored research and development are expensed as incurred. There were no costs in connection with these activities in 1999 or 1998.

     Basic Net Income (Loss) Per Share
     ---------------------------------

          Basic net income (loss) per share is computed using the weighted average number of shares of common stock outstanding during the period as adjusted for the one-for-ten reverse stock split which was effective on September 22, 1998. Excluded from the calculation of the net income (loss) per share are 98,077 and 117,149 common stock options, in 1999 and 1998 respectively which, if included, would have an antidilutive effect. (See
     Note 4.)

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

                                  CORTECH, INC.
                          NOTES TO FINANCIAL STATEMENTS

                     Years Ended December 31, 1999 and 1998


3.   Sponsored Research and Development
     ----------------------------------

     Ono Pharmaceutical Co., Ltd. ("Ono")
     ------------------------------------

          In March 1995, Cortech entered into a research agreement with Ono to develop an orally active human neutrophil elastase inhibitor using Cortech's protease inhibitor research capabilities. Upon entering into the agreement, Ono paid the Company $500,000 for research previously conducted by the Company. Under the agreement as amended in 1996, Ono paid $4.3 million in 1996 and an additional $1.5 million in 1997 for work that was performed in the second and third quarters of 1997. Under the terms of the agreement, as amended in April, 1997, Ono assumed all responsibilities for research activities during the final six months of the collaborative project, which terminated on March 14, 1998. As a result of this reallocation of responsibilities, Ono was no longer required to pay the Company the last scheduled $1.5 million in research funding previously provided for under the agreement to offset certain costs that the Company would otherwise have incurred under the agreement. Cortech expects no further payments from Ono under the agreement. Under the terms of the agreement, Ono had an exclusive, royalty-free license to make, use and sell a resulting product in Japan, Korea, Taiwan and China.

          In June 1999, the Company finalized an agreement to license to Ono the worldwide rights to the oral elastase inhibitor program on which the two companies had been collaborating. In connection with the expansion of Ono's rights to the technology, Cortech received a $2,000,000 payment less applicable taxes both in the United States and Japan. Ono withheld at the source $200,000 of withholding taxes which they remitted directly to the Japanese taxing authorities. This withholding tax has been expensed in the accompanying financial statements. If Ono's studies of the technology are favorable, Cortech could also receive milestone payments of up to $9.5 million. Ono also agreed to pay Cortech a royalty on sales generated outside the original territories on products using Cortech's technology. Milestone payments or royalties are not assured and in any event could be expected only after several more years of continued evaluation of the technology by Ono.

                                  CORTECH, INC.
                          NOTES TO FINANCIAL STATEMENTS

                     Years Ended December 31, 1999 and 1998



4.   Stockholders' Equity
     --------------------

     Preferred Stock
     ---------------

          The Company is authorized to issue 2,000,000 shares of $.002 par value preferred stock which may be issued with various terms in one or more series, as the Board of Directors may determine.

          On June 2, 1995, the Company's Board of Directors approved the adoption of a Preferred Share Rights Plan under which stockholders received one Right to purchase one one-hundredth (one-tenth on a split adjusted basis - see "Common Stock" below) of a share of Series A Junior Participating Preferred Stock ("Junior Preferred Stock") for each outstanding share of Cortech common stock of record held at the close of business on June 26, 1995. These rights were distributed as a non-taxable dividend and were set to expire in June 2005. The rights would separate from shares of Cortech common stock and become exercisable at $20.00 each ($200 on a split adjusted basis - see "Common Stock" below), subject to future adjustment, only if a person or group acquired 15 percent or more of the Cortech common stock. Cortech's Board of Directors could terminate the plan or redeem the rights, at a nominal redemption price, prior to the time a person acquires more than 15 percent of the Cortech common stock. The Company had designated 500,000 shares of its Preferred Stock as Junior Preferred Stock.

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

                                  CORTECH, INC.
                          NOTES TO FINANCIAL STATEMENTS

                     Years Ended December 31, 1999 and 1998


     Common Stock
     ------------

          The stockholders of the Company approved a one-for-ten reverse stock split which was effective as of the close of business on September 22, 1998. Also on this date, the Company's authorized shares were reduced from 50,000,000 to 5,000,000. Accordingly, all common share information has been adjusted to reflect this reverse stock split.

     Stock Option Plans
     ------------------

          On September 22, 1998, the Company effected a one-for-ten reverse stock split. All stock option information has been adjusted to reflect this reverse stock split.

          In October 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation". This new standard encouraged, but did not require, companies to recognize compensation expense for grants of stock, stock options and other equity instruments based on a fair-value method of accounting.

          Companies that do not adopt the new expense recognition rules of SFAS No. 123 will continue to apply the existing rules contained in Accounting Principles Board ("APB") Opinion No. 25, but will be required to provide proforma disclosures of the compensation expense determined under the fair-value provisions of SFAS No. 123, if material. APB No. 25 requires no recognition of compensation expense for most of the stock-based employee compensation arrangements provided by the Company, namely broad-based employee stock option grants and stock purchase plans where the exercise price is equal to the market price at the date of grant.

          The Company applies APB No. 25 and related Interpretations in accounting for its plans. Had compensation cost for the Company's four stock-based compensation plans been determined based on the fair value at the grant dates for awards under those plans consistent with the method of SFAS No. 123, the Company's net income (loss) and net income (loss) per

                                  CORTECH, INC.
                          NOTES TO FINANCIAL STATEMENTS

                     Years Ended December 31, 1999 and 1998



     share would have been increased (decreased) to the pro forma amounts indicated below (In 000's, except per share amounts):

                                                            1999        1998
                                                            ----        ----

          Net income (loss) - as reported                 $ 2,650     ($ 4,654)

          Net income (loss) - pro forma                   $ 2,650     ($ 5,053)

          Net income (loss) per share - as reported       $  1.43     ($  2.51)

          Net income (loss) per share - pro forma         $  1.43     ($  2.73)


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

          The Company's 1993 Equity Incentive Plan ("1993 Plan"), approved by the stockholders on May 10, 1994, authorizes the issuance of 170,000 shares through the grant of options to purchase common stock, stock bonuses, and rights to purchase restricted stock. The options outstanding as of December 31, 1999 generally become exercisable in varying amounts over a five-year period from the date of grant. Although 37,085 shares were available under the 1993 Plan as of December 19, 1997, on such date the Board of Directors effectively suspended further grants of options under the 1993 Plan to the extent that any such grant would increase the shares subject to outstanding grants above the figures as of such date.

                                  CORTECH, INC.
                          NOTES TO FINANCIAL STATEMENTS

                     Years Ended December 31, 1999 and 1998


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

          ISOs may not be granted at an exercise price of less than the fair market value of the common stock at the date of grant. If an ISO is granted to an employee who owns more than 10% of the Company's total voting stock, such exercise price shall be at least 110% of fair market value of the common stock, and the ISO shall not be exercisable until after five years from the date of grant. The exercise price of each NSO may not be less than 85% of the fair market value of the common stock at the date of grant. The ISOs outstanding as of December 31, 1999, generally become exercisable in varying amounts over a two-to-five year period from the date of grant. NSOs also generally become exercisable over a two-to-five year period.

          Each of these plans also provides for stock appreciation rights, which may be granted with respect to any stock option. No stock appreciation rights have been granted as of December 31, 1999.

          During 1991, a Nonemployee Directors' Stock Option Plan was approved which authorized the grant of stock options to purchase up to 15,000 shares of common stock to the nonemployee directors of the Company. The exercise price of the options is equal to the fair market value of the shares on the date of grant, which is generally the later of initiation of the plan or the date of election to the Board of Directors. In March 1993, the Board of Directors suspended further grants under this plan. Vesting of the options occurred upon the participation by a director in a Board meeting. As of December 31, 1999, options to purchase 10,800 shares of common stock had been granted and were fully vested. The Company recorded the difference between the fair market value of the underlying common stock and the exercise price as compensation expense over the vesting period.

                                  CORTECH, INC.
                          NOTES TO FINANCIAL STATEMENTS

                     Years Ended December 31, 1999 and 1998



          The Company's 1992 Nonemployee Directors' Stock Option Plan authorizes the granting of options to purchase up to 40,000 shares of common stock to the nonemployee directors of the Company. The plan was originally approved by the stockholders on May 17, 1993, and an amendment to the plan was approved by the stockholders on May 10, 1994. No options were granted during 1999 or 1998. During 1994, in order to effect a repricing of certain of these options, options to purchase 16,225 shares of common stock were amended to become options to purchase 14,854 shares of common stock at an exercise price of $17.50 per share. The amended options generally become exercisable from one to two years later than as originally granted. The Company recorded deferred compensation in 1993 of approximately $114,000 based on the amount that the fair market value of the Company's common stock exceeded the exercise price on the date the options were approved by the stockholders. The Company began in July 1993 to amortize such deferred compensation over approximately five years and has recorded compensation expense of approximately $1,000 in 1998. By December 31, 1998, all deferred compensation had been expensed. By its terms, the plan terminated on December 31, 1997 (although such event does not affect outstanding options granted under the plan).

          A summary of the status of the Company's 1986 Plan, 1993 Plan and nonemployee directors' stock option plans as of December 31, 1999 and 1998 and changes during the years ended on those dates is presented below:


                                                 1999                             1998
                                     ----------------------------      ----------------------------
                                                 Weighted-Average                  Weighted-Average
       Options                       Shares       Exercise Price       Shares       Exercise Price
       -------                       ------      ----------------      ------      ----------------
       Options
          outstanding
          at beginning
          of year                    103,823          $20.20           199,951           $20.60
       Forfeited/canceled           ( 16,547)         $18.39         (  96,128)          $21.30
                                     -------                          --------
       Outstanding at
          year end                    87,276          $20.59           103,823           $20.20
                                     =======                          ========
       Options exercisable
          at year end                 83,396          $20.65            93,608           $20.30
                                     =======                          ========




                                  CORTECH, INC.
                          NOTES TO FINANCIAL STATEMENTS

                     Years Ended December 31, 1999 and 1998



          The  Company   granted   other   options  to  certain   directors  and
     consultants:


                                           1999                               1998
                               ----------------------------      ----------------------------
                                           Weighted-Average                  Weighted-Average
Options                        Shares       Exercise Price       Shares       Exercise Price
-------                        ------      ----------------      ------      ----------------
Options outstanding
  at beginning
  of year                      13,326           $38.40           14,559           $37.10
Forfeited/canceled           (  2,525)          $29.88          ( 1,233)          $21.50
                              -------                            ------
Outstanding at
  year end                     10,801           $40.36           13,326           $38.40
                              =======                            ======
Options exercisable
  at year end                  10,801           $40.36           13,326           $38.40
                              =======                            ======



          The  following  table  summarizes   information  about  stock  options
     outstanding at December 31, 1999:

                                     Options Outstanding                                       Options Exercisable
                     -----------------------------------------------------     ----------------------------------------------------
                            Number       Weighted-Average     Weighted-             Number        Weighted-Average      Weighted-
       Range of         Outstanding at    Remaining Life       Average          Outstanding at     Remaining Life        Average
    Exercise Prices    December 31, 1999    (in years)     Exercise Price      December 31, 1999      (in years)     Exercise Price
    ----------------------------------------------------------------------     ----------------------------------------------------

    $10 - $20               61,900             5.03            $17.00                59,901              4.96            $17.10
    $20.01 - $30            29,718             4.58            $25.30                27,837              4.44            $25.40
    $30.01 - $40             2,000             4.79            $35.00                 2,000              4.79            $35.00
    $80 - $87.50             4,459             2.31            $80.60                 4,459              2.00            $80.60
                           -------                                                  -------
                            98,077                                                   94,197
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

                                  CORTECH, INC.
                          NOTES TO FINANCIAL STATEMENTS

                     Years Ended December 31, 1999 and 1998

5.   Income Taxes
     ------------


          As of December 31, 1999, the Company has approximately $78 million of net operating loss carryforwards ("NOL") for income tax purposes and approximately $3.1 million of research and development and foreign tax credit carryforwards available to offset future federal income tax, subject to limitations for alternative minimum tax. The NOL's and credit carryforwards are subject to examination by the tax authorities and expire in various years from 2000 through 2013.

          The components of income tax expense are as follows (in 000's):

                                                   1999         1998
                                                   ----         ----

                       Federal-current             $  5         $  -
                       State-current                 28            -
                       Foreign-current              200            -
                                                   ----         ----
                                                   $233         $  -
                                                   ====         ====

          The income tax expense for the year ended December 31, 1999 and 1998 is different from the amount computed by multiplying total earnings before income taxes by the statutory Federal income tax rate of 34%. The reasons for this difference and the related tax effect are as follows (in 000's):

                                                            1999        1998
                                                           ------      ------

          Income (loss) before income taxes                $2,883     ($4,654)
          Statutory federal income tax rate                    34%         34%
                                                           ------      ------
          Expected income tax (benefit)                       980     ( 1,582)
          State tax                                            18           -
          Change in valuation allowance, net
            of operating losses                           (   842)      1,578
          Expiring research credit carryforwards               15           -
          Other, net                                           62           4
                                                           ------      ------
          Provision for income tax                         $  233      $    -
                                                           ======      ======

          Deferred income taxes reflect the net effects of (a) temporary differences between the carrying amounts of assets and liabilities for financial statement purposes and the amounts used for income tax purposes, and (b) operating loss and tax credit carryforwards.

                                  CORTECH, INC.
                          NOTES TO FINANCIAL STATEMENTS

                     Years Ended December 31, 1999 and 1998

          The tax effect of significant items comprising the Company's net deferred tax asset as of December 31, 1999 are as follows (in 000's):

            Net operating loss carryforwards                    $26,390
            Research and development and other credits            3,062
            Other, net                                            2,430
                                                                -------
                                                                 31,882

            Valuation allowance                                ( 31,882)
                                                                -------
            Net deferred tax asset                              $     -
                                                                =======


          Management believes the deferred tax assets as of December 31, 1999 do not satisfy the realization criteria set forth in SFAS No. 109 and has recorded a valuation allowance for the entire net tax asset.

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

                                  CORTECH, INC.
                          NOTES TO FINANCIAL STATEMENTS

                     Years Ended December 31, 1999 and 1998


6.  CP-0127 Development Corporation
     -------------------------------

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

7.   Employee Retirement Plan
     ------------------------

          The Company provided a defined contribution 401(k) plan for eligible employees which was discontinued effective December 31, 1999. Employee contribution to the plan was voluntary. In 1994, the Company voluntarily began contributing an amount equal to 25% of a covered employee's contribution to a maximum of 1% of compensation. The Company's contributions to the plan totaled approximately $200 in 1999 and $6,000 in 1998.

                                  CORTECH, INC.
                          NOTES TO FINANCIAL STATEMENTS

                     Years Ended December 31, 1999 and 1998

8.   Legal Proceedings
     -----------------

          On February 27, 1998, a complaint was filed in the Court of Chancery of the State of Delaware, naming the Company, the Company's then current directors and BioStar as defendants. The complaint, filed by a stockholder of the Company, claims to be on behalf of a class of all the Company's stockholders and contends that the then current directors of the Company breached their fiduciary duties to the Company's stockholders when they unanimously approved the proposed combination with BioStar. The complaint originally sought to enjoin the proposed combination with BioStar as well as the operation of the Company's stockholder rights plan and sought an order rescinding the proposed combination with BioStar upon its consummation as well as compensatory damages and costs. The complaint was amended following termination of the proposed BioStar merger to seek to force an auction of the Company's assets and other relief. Thereafter, the parties negotiated a settlement of the claims. Pursuant to the terms of the settlement a payment in the amount of $235,000 shall be made to Cortech on behalf of Defendants by Cortech's directors and officers insurance carrier. If the Court approves the settlement, Plaintiff's counsel intend to ask the Court for an award of attorneys' fees and expenses in an amount not to exceed $160,000. Defendants have agreed that they will not oppose such an application up to $160,000 and Cortech has agreed to pay, from the settlement proceeds, the fees and expenses actually awarded by the Court up to $160,000. Such settlement will be presented to the Court of Chancery at a hearing scheduled for April 6, 2000. Copies of the Notice to Shareholders relating to the settlement are available upon request from the Company.

ITEM 8. - CHANGES IN AND DISAGREEMENT WITH ACCOUNTANTS
-------   ON ACCOUNTING AND FINANCIAL DISCLOSURE
          --------------------------------------------

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

     No report on the financial statements of the Company issued by Arthur Andersen during the last two fiscal years prior to their resignation contained an adverse opinion or disclaimer of opinion, or was qualified or modified as to uncertainty, audit scope or accounting principles, nor were there any disagreements during the last two fiscal years and through January 14, 1999, between Arthur Andersen and the Company concerning any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements if not resolved would have required Arthur Andersen to make reference to the subject matter thereof in connection with its report. During the last two fiscal years prior to their resignation and through January 14, 1999, none of the events listed in items (1) through (3) of Item 304(b) of Regulation S-K have occurred; and during such period the Company has not consulted with PwC concerning any matter referred to under paragraphs (i) or
(ii) of Item 304(a)(2) of Regulation S-K.

                                    PART III



ITEM 9. -   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
-------     --------------------------------------------------

     The information required under this item is incorporated by reference to Cortech's 2000 Proxy Statement.

ITEM 10. -  EXECUTIVE COMPENSATION
--------    ----------------------

     The information required under this item is incorporated by reference to Cortech's 2000 Proxy Statement.

ITEM 11. -  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.
--------    ---------------------------------------------------------------

     The information required under this item is incorporated by reference to Cortech's 2000 Proxy Statement.

ITEM 12. -  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
--------    ----------------------------------------------

     The information required under this item is incorporated by reference to Cortech's 2000 Proxy Statement.











                                     III-1

                                     PART IV

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

   10.29                   License Agreement, dated June 30, 1997
                           between The Research Foundation of the
                           State University of New York and the Company.(1)

   10.30 Stock Purchase Agreement dated July 8, 1994, between the Company and the Research
                           Foundation of State University of New York.(5)

   10.31 Royalty Buyout Agreement dated July 8, 1994, between the Company and the Research
                           Foundation of State University of New York.(5)

   10.39 Amended and Restated 1986 Incentive Stock Option Plan of the Company.(1)**

   10.40 1991 Non-employee Directors' Stock Option Plan of the Company.(2)**

Exhibit
Number                     Description of Document
-------                    -----------------------

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

   10.98 Termination Agreement between the Company and Diarmuid Boran dated January 29, 1999.(11)**

   27.1                    Financial Data Schedule.(12)


   Reports on Form 8-K

         On February 17, 2000, the Company filed a Form 8-K reporting that on February 15, 2000, the Vice Chancellor of the Court of Chancery of the State of Delaware in and for New Castle County, signed a Scheduling Order For Approval of Settlement of a previously filed and amended complaint. The complaint was brought by a stockholder of the Company as
         (i) a proposed class action on behalf of all the Company's stockholders and (ii) derivative in the right of the Company, against the members of Cortech's former board of directors.

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

(11) Filed as an exhibit to Cortech, Inc.'s annual report on Form 10-KSB for the year ended December 31, 1998, and incorporated herein by reference.

(12)     Filed herewith.

*        Subject to Confidential Treatment Order.
**       Compensatory Plan.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                   CORTECH, INC.

March 30, 2000                                     By: /s/ Paul O. Koether
                                                   -----------------------
                                                   Paul O. Koether
                                                   Chairman and Chief
                                                   Executive Officer

March 30, 2000                                     By: /s/ Sue Ann Itzel
                                                   ---------------------
                                                   Sue Ann Itzel
                                                   Treasurer
                                                   (Principal Financial and
                                                   Accounting Officer)

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities and on the dates indicated.

        Signature                         Capacity                     Date
  -------------------               ---------------------        ---------------

  /s/ Paul O. Koether               Chairman and Director         March 30, 2000
  -------------------
  Paul O. Koether                   (Principal Executive
                                    Officer)

  /s/ John W. Galuchie, Jr.         President and Director        March 30, 2000
  -------------------------
  John W. Galuchie, Jr.

  /s/ James L. Bicksler             Director                      March 30, 2000
  ---------------------
  James L. Bicksler

  /s/ Sheri Perge                   Director                      March 30, 2000
  ---------------
  Sheri Perge

  /s/ Leonard M. Tannenbaum         Director                      March 30, 2000
  -------------------------
  Leonard M. Tannenbaum