Form 10QSB
period 2000-03-31
CORTECH INC
filed 2000-05-11
CIK 728478

U.S. SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the quarterly period ended: March 31, 2000
                                      --------------

                                       OR

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                          Commission File No.: 0-20726
                                               -------


                                  Cortech, Inc.

        (Exact name of small business issuer as specified in its charter)

          Delaware                                             84-0894091
-------------------------------                             ---------------
(State or other jurisdiction of                             (I.R.S. Employer
incorporation or organization)                              Identification No.)

                376 Main Street, PO Box 74, Bedminster, NJ 07921
                ------------------------------------------------
                    (Address of principal executive offices)

                                 (908) 234-1881
                                 ---------------
                           (Issuer's telephone number)

                                       N/A
                  --------------------------------------------
              (Former name, former address and former fiscal year,
                          if changed since last report)

     Check  whether  the issuer (1) filed all  reports  required  to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                 Yes X   No
                                    ---     ---

     State the number of shares outstanding of each of the issuer's classes of common equity: As of April 30, 2000, the issuer had 1,852,209 shares of its common stock, par value $.002 per share, outstanding.

     Transitional Small Business Disclosure Format (check one):

                                Yes      No X
                                    ---    ---

PART I.   FINANCIAL INFORMATION
-------   ---------------------
ITEM 1.   Financial Statements
-------   ---------------------

                                  CORTECH, INC.
                                  BALANCE SHEET
                                 ($000 Omitted)
                                   (UNAUDITED)

                                                                  March 31,
                                                                    2000
                                                                  --------
ASSETS
------
Current assets:
   Cash and cash equivalents                                       $ 6,644
   Short-term investments                                            6,637
   Prepaid expenses and other                                          168
                                                                   -------
        Total assets                                               $13,449
                                                                   =======

LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------

Current liabilities:
   Accounts payable                                                $    13
   Accrued liabilities                                                 176
                                                                   -------
        Total liabilities                                              189
                                                                   -------

Stockholders' equity:
   Preferred stock, $.002 par value,
    2,000,000 shares authorized,
    none issued                                                          -
   Common stock, $.002 par value, 5,000,000
    shares authorized, 1,852,209 shares
    issued and outstanding                                               4
   Additional paid-in capital                                       99,830
   Accumulated deficit                                            ( 86,574)
                                                                   -------
        Total stockholders' equity                                  13,260
                                                                   -------

        Total liabilities and
         stockholders' equity                                      $13,449
                                                                   =======





                 See accompanying notes to financial statements.

                                  CORTECH, INC.
                            STATEMENTS OF OPERATIONS
                      ($000 Omitted, except per share data)
                                   (UNAUDITED)

                                                      Three Months Ended
                                                           March 31 ,
                                                     ---------------------
                                                      2000           1999
                                                     ------         ------

Revenues:
 Interest income                                    $   205        $   124
 Gain on disposition of property
  and equipment                                           -            246
 Other income                                             -             45
                                                    -------        -------
    Total revenues                                      205            415
                                                    -------        -------

Expenses:
 General and administrative                             133            215
                                                    -------        -------

Income before income taxes                               72            200
Provision for income taxes                                3              -
                                                    -------        -------
Net income                                          $    69        $   200
                                                    =======        =======

Basic and fully diluted net income
 per share                                          $   .04        $   .11
                                                    =======        =======

Weighted average common shares
 outstanding (in 000's)                               1,852          1,852
                                                    =======        =======






                 See accompanying notes to financial statements.

                                  CORTECH, INC.
                            STATEMENTS OF CASH FLOWS
                                 ($000 Omitted)
                                   (UNAUDITED)

                                                                              Three Months Ended
                                                                                  March 31 ,
                                                                          -------------------------

                                                                           2000               1999
                                                                          ------             ------

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                                            $     69           $    200
  Adjustments:
    Gain on disposition of equipment                                           -          (     246)
    Change in accrued interest on short-term investments               (      69)                 -
    Change in prepaid expenses and other assets                        (      14)                24
    Change in accounts payable                                         (       4)         (      92)
    Change in accrued liabilities                                             14          (      69)
                                                                        --------           --------
      Net cash used in operating activities                            (       4)         (     183)
                                                                        --------           --------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Proceeds from sales of property and equipment                                -                246
                                                                        --------           --------
      Net cash provided by investing activities                                -                246
                                                                        --------           --------

Net increase (decrease) in cash and cash equivalents                   (       4)                63
Cash and cash equivalents, beginning of period                             6,648             11,597
                                                                        --------           --------
Cash and cash equivalents, end of period                                $  6,644           $ 11,660
                                                                        ========           ========







                 See accompanying notes to financial statements.

                                  CORTECH, INC.
                          NOTES TO FINANCIAL STATEMENTS

                                   (UNAUDITED)

1.        General
          -------

               The accompanying unaudited financial statements of Cortech, Inc. ("Cortech" or the "Company") as of March 31, 2000 and for the three months ended March 31, 2000 and 1999 reflect all material adjustments consisting of only normal recurring adjustments, which, in the opinion of management, are necessary for a fair presentation of results for the interim periods. Certain information and footnote disclosures required under generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission, although the Company believes that the disclosures are adequate to make the information presented not misleading. These financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 1999 as filed with the Securities and Exchange Commission.

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

               The results of operations for the three months ended March 31, 2000 and 1999 are not necessarily indicative of the results to be expected for the entire year or for any other period.

2.        Legal Proceedings
          -----------------

               On February 27, 1998, a complaint was filed in the Court of Chancery of the State of Delaware, naming the Company, the Company's then current directors and BioStar, Inc. as defendants. The complaint, filed by a stockholder of the Company, claims to be on behalf of a class of all the Company's stockholders and contends that the then current directors of the Company breached their fiduciary duties to the Company's stockholders when they unanimously approved the proposed combination with BioStar. The complaint originally sought to enjoin the proposed combination with BioStar as well as the operation of the

          Company's stockholder rights plan and sought an order rescinding the proposed combination with BioStar upon its consummation as well as compensatory damages and costs. The complaint was amended following termination of the proposed BioStar merger to seek to force an auction of the Company's assets and other relief. Thereafter, the parties negotiated a settlement of the claims. Pursuant to the terms of the settlement a payment in the amount of $235,000 shall be made to Cortech on behalf of Defendants by Cortech's directors and officers insurance carrier. On April 6, 2000, the Court held a hearing and approved the settlement and ordered Cortech to pay $129,261.88 in attorney's fees and expenses from the insurance proceeds it will receive. There were no objectors to the settlement and, barring appeal, the Court's order ends the matter.

ITEM 2.     Management's Discussion and Analysis of Financial Condition and
------      ---------------------------------------------------------------
            Results of Operations
            ---------------------

     The following discussion and analysis should be read in conjunction with Cortech's 1999 Annual Report on Form 10-KSB as well as the Company's financial statements and notes thereto included elsewhere in this Quarterly Report on Form 10-QSB. When used in this discussion, the word "expects" and similar expressions are intended to identify forward-looking statements. Such statements are subject to risks and uncertainties that could cause actual results to differ materially from those projected. The forward-looking statements contained herein speak only as of the date hereof. The Company expressly disclaims any obligation or undertaking to release publicly any updates or revisions to any forward-looking statements contained herein to reflect any change in the Company's expectations with regard thereto or any change in events, conditions or circumstances on which any such statement is based.

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

Results of Operations
---------------------

Revenues
--------

     Cortech had net income of $69,000 or $.04 basic and fully diluted earnings per share for the three months ended March 31, 2000, compared to net income of $200,000 or $.11 basic and fully diluted earnings per share for the same period of 1999.

     Interest income was $205,000 and $124,000 for the three months ended March 31, 2000 and 1999, respectively, an increase of $81,000. Higher invested balances and higher yields on investments were the reasons for this increase.

     Gains on disposition of property and equipment was $246,000 for the three months ended March 31, 1999. There were no gains on disposition of property and equipment for the three months ended March 31, 2000.

     Other income of $45,000 in the three months ended March 31, 1999 related to reimbursement by one of the Company's insurance carriers of legal fees previously expensed in connection with legal proceedings (see Part II, Item 1).

Expenses
--------

     General and administrative expenses decreased from $215,000 in the three months ended March 31, 1999 to $133,000 in the three months ended March 31, 2000 a decrease of $82,000. During the 1999 period, the Company was still in the process of winding down its operations. For the three months ended March 31, 2000, general and administrative expenses consisted of legal fees of $42,000; administrative fees of $45,000; insurance fees of $18,000 and all other expenses of $28,000. For the three months ended March 31, 1999, general and administrative expenses consisted of the patent related costs of $75,000; legal fees of $62,000; insurance fees of $32,000 and all other expenses of $46,000.

     The Company utilized its net operating loss carryforward to absorb all of its federal taxable income for the quarters ended March 31, 2000 and 1999, and continues to reflect a full valuation allowance on the tax benefit of the net operating loss carryforwards.

Liquidity and Capital Resources
-------------------------------

     At March 31, 2000, the Company had cash and cash equivalents of approximately $6.6 million. Cash equivalents of $6.6 million consisted of U.S. Treasury Bills with an original maturity of three months or less with yields ranging between 5.39% and 5.90%. Management believes its cash and cash equivalents are sufficient for its remaining business activities and for the costs of seeking an acquisition of an operating business. The Company also had short-term investments consisting of U.S. Treasury Bills with original maturities of six months of $6.6 million at March 31, 2000.

     Net cash of $4,000 was used in operations for the quarter ended March 31, 2000, compared to net cash used in operations of $183,000 for the quarter ended March 31, 1999. In 2000, cash flows from net income of $69,000 and the increase in accrued liabilities of $14,000, partially offset by the increase in accrued interest on short-term investments of $69,000 and the increase in prepaid expenses of $14,000 were the primary reasons for the cash used in operations.

     In 1999, cash flows from net income of $200,000 were offset by the gain on disposition of equipment of $246,000 (classified as an investing activity) and decreases in accounts payable of $92,000 and accrued liabilities of $69,000.

     Net cash of $246,000 was provided by investing activities in the three months ended March 31, 1999, entirely the result of proceeds from the sale of property and equipment.

PART II - OTHER INFORMATION
-------   -----------------
ITEM 1.   Legal Proceedings
-------   -----------------

     On February 27, 1998, a complaint was filed in the Court of Chancery of the State of Delaware, naming the Company, the Company's then current directors and BioStar as defendants. The complaint, filed by a stockholder of the Company, claims to be on behalf of a class of all the Company's stockholders and contends that the then current directors of the Company breached their fiduciary duties to the Company's stockholders when they unanimously approved the proposed combination with BioStar. The complaint originally sought to enjoin the proposed combination with BioStar as well as the operation of the Company's stockholder rights plan and sought an order rescinding the proposed combination with BioStar upon its consummation as well as compensatory damages and costs. The complaint was amended following termination of the proposed BioStar merger to seek to force an auction of the Company's assets and other relief. Thereafter, the parties negotiated a settlement of the claims. Pursuant to the terms of the settlement a payment in the amount of $235,000, shall be made to Cortech on behalf of Defendants by Cortech's directors and officers insurance carrier. On April 6, 2000, the Court held a hearing and approved the settlement and ordered Cortech to pay $129,261.88 in attorney's fees and expenses from the insurance proceeds it will receive. There were no objectors to the settlement and, barring appeal, the Court's order ends the matter.

ITEM 6.     Exhibits and Reports on Form 8-K
-------     ---------------------------------

     a.  Exhibits

           27       Financial Data Schedule for the three months ended March 31,
                    2000

     b.  Reports on Form 8-K

           No reports on Form 8-K were filed during the quarter for which this report is being filed.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                             CORTECH, INC.


Date: May 11, 2000                           /s/ Sue Ann Itzel
                                             -----------------
                                             Sue Ann Itzel
                                             Treasurer
                                             (Principal Accounting and Financial
                                             Officer)