Form 10QSB
period 2000-06-30
CORTECH INC
filed 2000-08-10
CIK 728478

U.S. SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the quarterly period ended: June 30, 2000
                                      -------------

                                       OR

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                          Commission File No.: 0-20726
                                               -------


                                  Cortech, Inc.
      ----------------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

          Delaware                                              84-0894091
-------------------------------                             -----------------
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

                                       N/A
          ---------------------------------------------------------------
              (Former name, former address and former fiscal year,
                          if changed since last report)

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

         State the number of shares outstanding of each of the issuer's classes of common equity: As of July 31, 2000, the issuer had 1,852,209 shares of its common stock, par value $.002 per share, outstanding.

         Transitional Small Business Disclosure Format (check one):
                                 Yes    No X
                                    ---   ---

PART I.           FINANCIAL INFORMATION
------            ---------------------
ITEM 1.           Financial Statements
------            ---------------------

                                  CORTECH, INC.
                                  BALANCE SHEET
                                 ($000 Omitted)
                                   (UNAUDITED)

                                                                    June 30,
                                                                      2000
                                                                    --------
ASSETS

Current assets:
   Cash and cash equivalents                                        $ 6,967
   Short-term investments                                             6,498
   Prepaid expenses and other                                           135
                                                                    -------
        Total assets                                                $13,600
                                                                    =======

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Accounts payable                                                 $    14
   Accrued liabilities                                                  162
                                                                    -------
        Total liabilities                                               176
                                                                    -------

Stockholders' equity:
   Preferred stock, $.002 par value,
     2,000,000 shares authorized,
     none issued                                                          -
   Common stock, $.002 par value, 5,000,000
     shares authorized, 1,852,209 shares
     issued and outstanding                                               4
   Additional paid-in capital                                        99,830
   Accumulated deficit                                             ( 86,410)
                                                                    -------

        Total stockholders' equity                                   13,424
                                                                     ------
        Total liabilities and
          stockholders' equity                                      $13,600
                                                                    =======
















                 See accompanying notes to financial statements.

                                  CORTECH, INC.
                            STATEMENTS OF OPERATIONS
                      ($000 Omitted, except per share data)
                                   (UNAUDITED)

                                                            Three Months Ended
                                                                  June 30 ,
                                                            ------------------
                                                             2000        1999
                                                            ------      ------

Revenues:
  Interest income                                          $   170     $   127
  Gain on disposition
    of property and equipment                                    -          64
  License income (Note 2)                                        -       2,000
  Other income (Note 3)                                         96          15
                                                           -------     -------
     Total revenues                                            266       2,206
                                                           -------     -------

Expenses:
  General and administrative                                    95         146
                                                           -------     -------

Income before income taxes                                     171       2,060
Provision for income taxes                                       8         218
                                                           -------     -------
Net income                                                 $   163     $ 1,842
                                                           =======     =======

Basic and fully diluted net
  income per share                                         $   .09     $   .99
                                                           =======     =======

Weighted average common shares
  outstanding (in 000's)                                     1,852       1,852
                                                           =======     =======




























                 See accompanying notes to financial statements.

                                  CORTECH, INC.
                            STATEMENTS OF OPERATIONS
                      ($000 Omitted, except per share data)
                                   (UNAUDITED)

                                                             Six Months Ended
                                                                  June 30 ,
                                                             -----------------
                                                              2000       1999
                                                             ------     ------

Revenues:
  Interest income                                           $   375    $   251
  Gain on disposition
    of property and equipment                                     -        310
  License income (Note 2)                                         -      2,000
  Other income (Note 3)                                          96         60
                                                            -------    -------
     Total revenues                                             471      2,621
                                                            -------    -------

Expenses:
  General and administrative                                    228        361
                                                            -------    -------

Income before income taxes                                      243      2,260
Provision for income taxes                                       11        218
                                                            -------    -------
Net income                                                  $   232    $ 2,042
                                                            =======    =======

Basic and fully diluted net
     income per share                                       $   .13    $  1.10
                                                            =======    =======

Weighted average common shares
    outstanding (in 000's)                                    1,852      1,852
                                                            =======    =======




























                 See accompanying notes to financial statements.

                                  CORTECH, INC.
                            STATEMENTS OF CASH FLOWS
                                 ($000 Omitted)
                                   (UNAUDITED)

                                                             Six Months Ended
                                                                  June 30 ,
                                                             -----------------

                                                              2000       1999
                                                             ------     ------

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                               $    232   $  2,042
  Adjustments:
    License income                                                -  (   2,000)
    Gain on disposition of equipment                              -  (     310)
    Change in prepaid expenses and other                         20         71
    Change in accounts payable                            (       3) (     131)
    Change in accrued liabilities                                 -  (     220)
                                                           --------   --------
      Net cash provided by (used in)
        operating activities                                    249  (     548)
                                                           --------   --------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Proceeds from sales of property and equipment                   -        310
  License income                                                  -      2,000
  Purchases of short-term investments                     (   6,498)         -
  Maturities of short-term investments                        6,568          -
                                                           --------   --------
      Net cash provided by investing activities                  70      2,310
                                                           --------   --------

Net increase in cash and cash equivalents                       319      1,762
Cash and cash equivalents, beginning of period                6,648     11,597
                                                           --------   --------
Cash and cash equivalents, end of period                   $  6,967   $ 13,359
                                                           ========   ========


SUPPLEMENTAL DISCLOSURE OF CASH FLOW
 INFORMATION:
    Cash paid for taxes                                    $      5   $    200
                                                           ========   ========

























                 See accompanying notes to financial statements.

                                  CORTECH, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                   (UNAUDITED)

1.       General
         -------
                  The accompanying unaudited financial statements of Cortech, Inc. ("Cortech" or the "Company") as of June 30, 2000 and for the six months ended June 30, 2000 and 1999 reflect all material adjustments consisting of only normal recurring adjustments, which, in the opinion of management, are necessary for a fair presentation of results for the interim periods. Certain information and footnote disclosures required under generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission, although the Company believes that the disclosures are adequate to make the information presented not misleading. These financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 1999 as filed with the Securities and Exchange Commission.

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

                  The results of operations for the six months ended June 30, 2000 and 1999 are not necessarily indicative of the results to be expected for the entire year or for any other period.

2.       License Income
         --------------
                  In June 1999, the Company finalized an Agreement to license to Ono Pharmaceutical Co., Ltd. of Osaka Japan ("Ono") the worldwide rights to an oral elastase inhibitor program on which the two companies have been collaborating. Prior to this Agreement, Ono's rights to this technology were limited to the territories of Korea, Japan, China and Taiwan. In connection with the expansion of Ono's rights to the technology, Cortech received a $2,000,000 payment less applicable taxes both in the United States and Japan. Ono withheld at the source $200,000 of withholding taxes which they remitted directly to the Japanese taxing authorities. This withholding tax was expensed in the accompanying financial statements.

                  If Ono's studies of the technology are favorable, Cortech could also receive milestone payments of up to $9.5 million. Ono also agreed to pay Cortech a royalty on sales generated outside the original territories on products using Cortech's technology. Milestone payments or royalties are not assured and in any event could be expected only after a number of years of continued evaluation of the technology by Ono.

3.       Legal Proceedings
         -----------------
                  On February 27, 1998, a complaint was filed in the Court of Chancery of the State of Delaware, naming the Company, the Company's then current directors and BioStar, Inc. as defendants. The compliant, filed by a stockholder of the Company, claimed to be on behalf of a class of all the Company's stockholders and the Company and contended that the then current directors of the Company breached their fiduciary duties to the Company's stockholder when they unanimously approved the proposed combination with BioStar. The complaint originally sought to enjoin the proposed combination with BioStar as well as the operation of the Company's stockholder rights plan and sought an order rescinding the proposed combination with BioStar upon its consummation as well as compensatory damages and costs. The complaint was amended following termination of the proposed BioStar merger to seek to force an auction of the Company's assets and other relief. Thereafter, the parties negotiated a settlement of the claims. Pursuant to the terms of the settlement a payment in the amount of $235,000 was made to Cortech on behalf of Defendants by Cortech's directors and officers insurance carrier. On April 6, 2000, the Court held a hearing and approved the settlement and ordered Cortech to pay $129,261.88 in attorney's fees and expenses from the insurance proceeds. There were no objectors to the settlement and on May 11, 2000 Cortech received the settlement payment and paid the attorney's fees and expenses.

4.       Related Party Transactions
         --------------------------
                  An administrative fee of $15,000 per month is paid to Asset Value Fund Limited Partnership ("AVF") for management services performed for the Company. These services include corporate governance, financial management and accounting services. AVF is the beneficial owner of approximately 38% of the Company's Common Stock at July 31, 2000.

5.      Stock Options
        -------------

                  On June 19, 2000, the Board of Directors restored the 1986 stock option plan and the 1993 equity incentive plan. Both plans had been suspended in 1997. On July 18, 2000 a total of 180,000 stock options were issued to the officers and directors of the Company. On August 9, 2000 10,000 stock options were issued to a newly appointed director.

ITEM 2.   Management's Discussion and Analysis of Financial Condition
------    -----------------------------------------------------------
          and Results of Operations
          -------------------------

     The following discussion and analysis should be read in conjunction with Cortech, Inc.'s ("Cortech" or the "Company") 1999 Annual Report on Form 10-KSB as well as the Company's financial statements and notes thereto included elsewhere in this Quarterly Report on Form 10-QSB. When used in this discussion, the word "expects" and similar expressions are intended to identify forward-looking statements. Such statements are subject to risks and uncertainties that could cause actual results to differ materially from those projected. The forward-looking statements contained herein speak only as of the date hereof. The Company expressly disclaims any obligation or undertaking to release publicly any updates or revisions to any forward-looking statements contained herein to reflect any change in the Company's expectations with regard thereto or any change in events, conditions or circumstances on which any such statement is based.

General
-------

     Until 1998, Cortech operated as a biopharmaceutical company whose research and development efforts focused primarily on bradykinin antagonists and protease inhibitors. Those efforts produced a technology portfolio which may have potential therapeutic application across a broad range of medical conditions. Cortech's strategy is to seek collaborative partners to conduct and fund future research and development on the components of its portfolio, although there can be no assurance that any particular agreement will be completed. At the same time, the Company is seeking to redeploy its assets into an operating business.

Results of Operations
---------------------

     Cortech had net income of $163,000 or $.09 basic and fully diluted income per share and $232,000 or $.13 basic and fully diluted income per share for the three and six months ended June 30, 2000 respectively, compared to net income of $1,842,000 or $.99 basic and fully diluted income per share and $2,042,000 or $1.10 basic and fully diluted income per share for the same periods in 1999, respectively.

     Interest income was $170,000 and $375,000 in the three and six months ended June 30, 2000, respectively, compared to $127,000 and $251,000 for the same periods in 1999, an increase of $43,000 and $124,000 in the three and six month periods, respectively. Higher invested balances and higher yields on investments were the primary reasons for this increase.

     Gains on disposition of property and equipment were $64,000 and $310,000 for the three and six months ended June 30, 1999.

     License income of $2,000,000 in the three and six months ended June 30, 1999 relates to an agreement to license to Ono Pharmaceutical Co., Ltd. of Osaka, Japan ("Ono") the worldwide rights to an oral elastase inhibitor program. (See Note 2 of Notes to Financial Statements.)

     Other income in the three and six months ended June 30, 2000 relates to the settlement of a derivative action brought on behalf of the Company in which the Company recovered $96,000 net of court ordered payments. For more information on the settlement, see Note 3 of Notes to Financial Statements.

     Other income of $15,000 and $60,000 in the three and six months ended June 30, 1999, respectively, relate primarily to the collection of a rental deposit of $15,000 in June 1999 and reimbursement by one of the Company's insurance carriers of legal fees of $45,000 previously expensed.

     General and administrative expenses were $95,000 and $228,000 in the three and six months ended June 30, 2000, respectively, and $146,000 and $361,000 in the same periods in 1999, respectively, a decrease of $51,000 and $133,000. For the six months ended June 30, 2000, general and administrative expenses consisted of administrative fees of $90,000; legal fees of $59,000; insurance fees of $30,000 and all other expenses of $49,000. For the six months ended June 30, 1999, general and administrative expenses consisted of patent related costs of $75,000; legal fees of $153,000; insurance fees of $62,000 and all other expenses of $71,000.

Liquidity and Capital Resources
-------------------------------

     At  June  30,  2000,   the  Company  had  cash  and  cash   equivalents  of
approximately $6,967,000. Cash equivalents of $6,808,000 consisted of U.S. Treasury Bills with an original maturity of three months or less with yields ranging between 5.460% and 6.159%. Management believes its cash and cash equivalents are sufficient for its remaining business activities and for the costs of seeking an acquisition of an operating business.

     Net cash of $249,000 was provided by operating activities for the six months ended June 30,2000 compared to a net use of $548,000 for the same period in 1999. In 2000, cash flows from net income of $232,000 was the primary reason for the cash provided by operations. In 1999, cash flows from net income of $2,042,000 were offset by the gain on disposition of equipment of $310,000 and license income of $2,000,000(classified as investing activities) and a decrease in accounts payable of $131,000 and a decrease in accrued liabilities of $220,000.

     Net cash of $70,000 was provided by investing activities in the six months ended June 30, 2000, due to the purchases and maturities of short-term investments. Net cash of $2,310,000 was provided by investing activities in the six months ended June 30, 2000, due to the sale of property and equipment of $310,000 and license income of $2,000,000.

PART II - OTHER INFORMATION
-------   -----------------

ITEM 4.   Submissions of Matters to a Vote of Security Holders
-------   ----------------------------------------------------

    The Company held its Annual Meeting of Stockholders on May 23, 2000 to elect one Class III director. The Company's Nominee was elected. The following is a vote tabulation for the nominee:

               NOMINEE                          FOR                 WITHHELD
               -------                          ---                 --------

         James L. Bicksler, Ph.D.            1,711,682              4,684


ITEM 6.   Exhibits and Reports on Form 8-K
-------   --------------------------------

      a.  Exhibits

             27   Financial Data Schedule for the six months ended June
                  30, 2000

      b.  Reports on Form 8-K

             No reports on Form 8-K were filed during the quarter for which this report is being filed.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            CORTECH, INC.


Date: August 10, 2000                       /s/ Sue Ann Itzel
                                            -----------------
                                            Sue Ann Itzel
                                            Treasurer
                                            (Principal Accounting and
                                            Financial Officer)