Form 10QSB
period 2000-09-30
CORTECH INC
filed 2000-11-08
CIK 728478

U.S. SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended: September 30, 2000
                                         ------------------

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


                376 Main Street, PO Box 74, Bedminster, NJ 07921
         -------------------------------------------------------------
                    (Address of principal executive offices)

                                 (908) 234-1881
                    ---------------------------------------
                           (Issuer's telephone number)

                                       N/A
         -------------------------------------------------------------
              (Former name, former address and former fiscal year,
                          if changed since last report)

     Check  whether  the issuer (1) filed all  reports  required  to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                 Yes X No _____

     State the number of shares outstanding of each of the issuer's classes of common equity: As of October 31, 2000, the issuer had 1,852,209 shares of its common stock, par value $.002 per share, outstanding.

     Transitional Small Business Disclosure Format (check one):
                                 Yes   No X
                                    ---  ---

PART I.  FINANCIAL INFORMATION
------------------------------
ITEM 1.  Financial Statements
------------------------------
                                  CORTECH, INC.
                                  BALANCE SHEET
                                 ($000 Omitted)
                                   (UNAUDITED)

                                                               September 30,
                                                                   2000
                                                               -------------

ASSETS
------

Current assets:
   Cash and cash equivalents                                      $  7,045
   Short-term investments                                            6,498
   Prepaid expenses and other                                          152
                                                                  --------
         Total assets                                             $ 13,695
                                                                  ========


LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Accrued liabilities                                            $    171
                                                                  --------
         Total liabilities                                             171
                                                                  --------

Stockholders' equity:
   Preferred stock, $.002 par value,
     2,000,000 shares authorized,
     none issued                                                         -
   Common stock, $.002 par value, 5,000,000
     shares authorized, 1,852,209 shares
     issued and outstanding                                              4
   Additional paid-in capital                                       99,830
   Accumulated deficit                                           (  86,310)
                                                                  --------

         Total stockholders' equity                                 13,524
                                                                  --------
         Total liabilities and
           stockholders' equity                                   $ 13,695
                                                                  ========





                 See accompanying notes to financial statements.

                                  CORTECH, INC.
                            STATEMENTS OF OPERATIONS
                      ($000 Omitted, except per share data)
                                   (UNAUDITED)

                                                           Three Months Ended
                                                              September 30,
                                                           -------------------
                                                            2000         1999
                                                           ------       ------

Revenues:
  Interest income                                         $   200      $   157
  Gain on disposition
    of property and equipment                                   -          125
  Other income                                                  -           92
                                                          -------      -------
     Total revenues                                           200          374
                                                          -------      -------

Expenses:
  General and administrative                                   98          101
                                                          -------      -------

Income before income taxes                                    102          273
Provision for income taxes                                      2           10
                                                          -------      -------
Net income                                                $   100      $   263
                                                          =======      =======

Basic and fully diluted net
  income per share                                        $   .05      $   .14
                                                          =======      =======




                 See accompanying notes to financial statements.

                                  CORTECH, INC.
                            STATEMENTS OF OPERATIONS
                      ($000 Omitted, except per share data)
                                   (UNAUDITED)

                                                            Nine Months Ended
                                                               September 30,
                                                            ------------------
                                                             2000        1999
                                                            -----       ------

Revenues:
  Interest income                                         $   575      $   408
  Gain on disposition
    of property and equipment                                   -          435
  License income (Note 2)                                       -        2,000
  Other income (Note 3)                                        96          152
                                                          -------      -------
     Total revenues                                           671        2,995
                                                          -------      -------

Expenses:
  General and administrative                                  326          462
                                                          -------      -------

Income before income taxes                                    345        2,533
Provision for income taxes                                     13          228
                                                          -------      -------
Net income                                                $   332      $ 2,305
                                                          =======      =======

Basic and fully diluted net
  income per share                                        $   .18      $  1.24
                                                          =======      =======



                 See accompanying notes to financial statements.

                                  CORTECH, INC.
                            STATEMENTS OF CASH FLOWS
                                 ($000 Omitted)
                                   (UNAUDITED)

                                                            Nine Months Ended
                                                              September 30,
                                                            ------------------
                                                             2000        1999
                                                            ------      ------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                              $   332    $  2,305
   Adjustments:
     Licensing income                                            -   (   2,000)
     Gain on disposition of equipment                            -   (     435)
     Change in prepaid expenses and other                        3          69
     Change in accounts payable                           (     17)  (     133)
     Change in accrued liabilities and other                     9   (     392)
                                                           -------    --------
       Net cash provided by (used in)
        operating activities                                   327   (     586)
                                                           -------    --------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Proceeds from sales of property and equipment                 -         435
   Licensing income                                              -       2,000
   Purchases of short-term investments                    (  6,498)          -
   Maturities of short-term investments                      6,568           -
                                                           -------    --------
       Net cash provided by investing activities                70       2,435
                                                           -------    --------

Net increase in cash and cash equivalents                      397       1,849
Cash and cash equivalents, beginning of period               6,648      11,597
                                                           -------    --------
Cash and cash equivalents, end of period                   $ 7,045    $ 13,446
                                                           =======    ========


SUPPLEMENTAL DISCLOSURE OF CASH FLOW
   INFORMATION:

      Cash paid for taxes                                  $    12    $    200
                                                           =======    ========



                 See accompanying notes to financial statements.

                                  CORTECH, INC.
                          NOTES TO FINANCIAL STATEMENTS
                           SEPTEMBER 30, 2000 AND 1999
                                   (UNAUDITED)

1. General
   -------

     The accompanying unaudited financial statements of Cortech, Inc. ("Cortech" or the "Company") as of September 30, 2000 and for the three and nine month periods ended September 30, 2000 and 1999 reflect all material adjustments consisting of only normal recurring adjustments, which, in the opinion of management, are necessary for a fair presentation of results for the interim periods. Certain information and footnote disclosures required under generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the U.S. Securities and Exchange Commission, although the Company believes that the disclosures are adequate to make the information presented not misleading. These financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 1999 as filed with the U.S. Securities and Exchange Commission.

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

     The results of operations for the three and nine months ended September 30, 2000 and 1999 are not necessarily indicative of the results to be expected for the entire year or for any other period.

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

3. Legal Proceedings
--------------------

     On February 27, 1998, a complaint was filed in the Court of Chancery of the State of Delaware, naming the Company, the Company's then current directors and BioStar, Inc., as defendants. The complaint, filed by a stockholder of the Company, claimed to be on behalf of a class of all the Company's stockholders and the Company and contended that the then current directors of the Company breached their fiduciary duties to the Company's stockholder when they unanimously approved the proposed combination with BioStar. The complaint originally sought to enjoin the proposed combination with BioStar as well as the operation of the Company's stockholder rights plan and sought an order rescinding the proposed combination with BioStar upon its consummation as well as compensatory damages and costs. The complaint was amended following termination of the proposed BioStar merger to seek to force an auction of the Company's assets and other relief. Thereafter, the parties negotiated a settlement of the claims. Pursuant to the terms of the settlement a payment in the amount of $235,000 was made to Cortech on behalf of Defendants by Cortech's directors and officers insurance carrier. On April 6, 2000, the Court held a hearing approved the settlement and ordered Cortech to pay $129,261.88 in attorney's fees and expenses from the insurance proceeds. There were no objectors to the settlement and on May 11, 2000 Cortech received the settlement payment and paid the attorney's fees and expenses.

4. Related Party Transactions
   --------------------------

     An administrative fee of $15,000 per month is paid to Asset Value Fund Limited Partnership ("AVF") for management services performed for the Company. These services include corporate governance, financial management and accounting services. AVF is the beneficial owner of approximately 39% of the Company's Common Stock at October 31, 2000.

5. Stock Options
   -------------

     On June 19, 2000, the Board of Directors restored the 1986 stock option plan and the 1993 equity incentive plan. Both plans had been suspended in 1997. On July 18, 2000 a total of 180,000 stock options were issued to the officers and directors of the Company. On August 9, 2000 10,000 stock options were issued to a newly appointed director. Of the 190,000 stock options issued, 75,000 were incentive stock options and 115,000 were non-qualified stock options.

6. Common Stock
   ------------

     On October 30, 2000 the Board of Directors approved a stock repurchase program authorizing the Company to repurchase up to 160,000 shares of its Common Stock at prices deemed favorable from time to time in the open market or in privately negotiated transactions subject to market conditions, the Company's financial position and other considerations.

7. Net Income Per Share
   --------------------

     Basic net income per share is computed by dividing net income by the weighted-average number of common shares outstanding. Diluted net income per share is computed by dividing net income by the sum of the weighted-average number of common shares outstanding plus the dilutive effect of shares issuable through the exercise of stock options.

     The shares used for basic earnings per share and diluted earnings per share are reconciled below (in 000's).

                                 Three Months Ended          Nine Months Ended
                                    September 30,              September 30,
                                 -------------------         -----------------
                                  2000         1999           2000       1999
                                 ------       ------         ------     ------


Average shares
   outstanding for
   basic earnings
   per share                      1,852       1,852           1,852     1,852

Dilutive effect of
   stock options                     20           -              21         -
                                  -----       -----           -----     -----

Average shares
   outstanding for
   diluted earnings
   per share                      1,872       1,852           1,873     1,852
                                  =====       =====           =====     =====

ITEM 2.  Management's Discussion and Analysis of Financial Condition and Results
------   -----------------------------------------------------------------------
         of Operations
         -------------

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

Results of Operations
---------------------

     Cortech had net income of $100,000 or $.05 basic and fully diluted earnings per share and $332,000 or $.18 basic and fully diluted earnings per share for the three and nine months ended September 30, 2000, respectively, compared to net income of $263,000 or $.14 basic and fully diluted earnings per share and $2,305,000 or $1.24 basic and fully diluted earnings per share for the same periods in 1999, respectively.

     Interest income was $200,000 and $575,000 in the three and nine months ended September 30, 2000, respectively, compared to $157,000 and $408,000 for the same periods in 1999, an increase of $43,000 and $167,000 in the three and nine month periods, respectively. Higher yields on investments and higher invested balances were the primary reasons for this increase.

     Gains on disposition of property and equipment were $125,000 and $435,000 in the three and nine months ended September 30, 1999, respectively.

     Licensing income of $2,000,000 in the nine months ended September 30, 1999 relates to an agreement to license to Ono Pharmaceutical Co., Ltd. of Osaka, Japan ("Ono") the worldwide rights to an oral elastase inhibitor program. (See
Note 2 of Notes to Financial Statements.)

     Other income in the nine months ended September 30, 2000 relates to the settlement of a derivative action brought on behalf of the Company in which the Company recovered $96,000 net of court ordered payments. For more information on the settlement, see Note 3 of Notes to Financial Statements.

     Other income of $92,000 and $152,000 in the three and nine months ended September 30, 1999, respectively, relate to the reimbursement by one of the Company's insurance carriers of legal fees previously expensed and the reversal of previously accrued expenses in connection with the closing of the Company's Denver facilities.

     General and administrative expenses were $98,000 and $326,000 in the three and nine months ended September 30, 2000, respectively, and $101,000 and $462,000 in the same periods in 1999, respectively, a decrease of $3,000 and $136,000. For the nine months ended September 30, 2000, general and administrative expenses consisted of administrative fees of $135,000; legal fees of $68,000; insurance fees of $48,000 and all other expenses of $75,000. For the nine months ended September 30, 1999, general and administrative expenses consisted of patent related costs of $75,000; legal fees of $225,000; insurance fees of $70,000 and all other expenses of $92,000.

Liquidity and Capital Resources
-------------------------------

     At September 30, 2000, the Company had cash, cash equivalents and short term investments of approximately $13,543,000. Cash equivalents of $6,905,000 consisted of U.S. Treasury Bills with a maturity of three months or less at the date of purchase with yields ranging between 5.29% and 6.18%. Short term investments of $6,498,000 consisted of U.S. Treasury Bills with a maturity of greater than three months at the date of purchase with yields ranging between 5.85% and 6.167%. Management believes its cash and cash equivalents are sufficient for its remaining business activities and for the costs of seeking an acquisition of an operating business.

     Net cash of $327,000 was provided by operating activities for the nine months ended September 30, 2000 compared to a net use of $586,000 for the same period in 1999. In 2000, cash flows from net income of $332,000 was the primary reason for the cash provided by operations. In 1999, cash flows from net income of $2,305,000 were offset by the gain on dispositions of equipment of $435,000 and license income of $2,000,000 (classified as investing activities), a decrease in accounts payable of $133,000 and a decrease in accrued liabilities of $392,000.

     Net cash of $70,000 was provided by investing activities in the nine months ended September 30, 2000, due to the purchase and maturities of short-term investments. Net cash of $2,435,000 was provided by investing activities in the nine months ended September 30, 1999, due to the sale of property and equipment of $435,000 and license income of $2,000,000.

ITEM 6.  Exhibits and Reports on Form 8-K
-------  --------------------------------

      a.  Exhibits

            27. Financial Data Schedule for the nine months ended September 30, 2000

      b.  Reports on Form 8-K

            No reports on Form 8-K were filed during the quarter for which this report is being filed.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            CORTECH, INC.


Date: November 8, 2000                     /s/ Sue Ann Itzel
                                            -----------------
                                            Sue Ann Itzel
                                            Treasurer
                                            (Principal Accounting  and Financial
                                            Officer)