Form 10KSB
period 2000-12-31
CORTECH INC
filed 2001-03-30
CIK 728478

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-KSB

MARK ONE:

[X] Annual Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934.
          For the Fiscal year ended December 31, 2000

[ ] Transaction Report Under Section 13 or 15 (d) of the Securities Exchange Act of 1934
          For the  transition  period  from  __________  to _____________.

                         Commission file number 0-20726
                                                -------

                                  CORTECH, INC.
                                 --------------
                 (Name of small business issuer in its charter)

            DELAWARE                                           84-0894091
------------------------------------                          ------------
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

         Securities registered under Section 12(b) of the Exchange Act:
         --------------------------------------------------------------
                                      NONE

              Securities registered under Section 12(g) of the Act:
              -----------------------------------------------------
                     Common Stock, par value $.002 per share

     Check  whether  the issuer (1) filed all  reports  required  to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
         Yes X  No
            ---   ---

     Check if there is no disclosure of delinquent filers in response to item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of issuer's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

     Issuer's revenues for the fiscal year ended December 31, 2000 were approximately $877,000.

     As of February 28, 2001, there were 1,876,209 shares of common stock outstanding. The aggregate market value of the common stock held by non-affiliates of the issuer, based upon the closing price on the NASDAQ National Market, was approximately $9 million.

     Traditional Small Business Disclosure Format Yes    No X
                                                     ---   ---

     Portions of the following documents are incorporated by reference in this Report on Form 10-KSB:


     1. Information set forth in Part III of this report is incorporated by reference to the Registrants 2001 Proxy Statement.

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

     In response to disappointing test results and its loss of collaborative partner support, Cortech implemented a series of reductions in force which resulted in the Company having no compensated employees since February 1999, and effectively discontinued all research and development activities. In addition, Cortech decommissioned its laboratories and sold all of its remaining scientific, technical and office equipment.

     As a result of these actions, Cortech no longer has the staff or operative facilities required to recommence internal research and development activities. Throughout 1998, Cortech retained a core group of professionals who, among other things, were engaged in efforts to secure collaborative partners for Cortech's technology portfolio. In November 1998, these efforts resulted in a collaboration based on CE-1037 (the Company's lead human neutrophil elastase inhibitor) with United Therapeutics Corp. ("UT") a pharmaceutical company based in North Carolina. Under the exclusive worldwide product and license agreement, UT made an up-front payment of $250,000 and was to pay the future costs of developing the compound in pulmonary diseases. The agreement also provided for Cortech to receive milestone payments if the compound was successfully advanced in development and a royalty on product sales should the compound be successfully commercialized. The agreement was terminated by UT in June 2000 and resulted in no further revenues.

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

     Although efforts to sell or establish partnerships for the remaining components of Cortech's technology portfolio continue, there can be no assurance that any transaction will be completed.

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

     CE-1037 - HNE Inhibitor for Parenteral Administration. CE-1037 was developed and advanced into early Phase II clinical trials in collaboration with Hoechst Marion Roussel, Inc. ("HMRI"). HMRI terminated that collaboration in December 1996 following animal experiments which suggested that the compound might have genotoxic effects at high concentrations. A repeat experiment, sponsored by Cortech but conducted by an independent outside laboratory failed to show any genotoxic effect of the compound. Subsequently, in November 1998, Cortech was successful in securing UT as a new corporate partner for CE-1037. Under the exclusive worldwide product and license agreement, UT made an up-front payment of $250,000 and was to pay the future costs of developing the compound for the potential treatment of pulmonary diseases. The agreement was terminated by UT in June 2000 and resulted in no further revenues.

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

     If Ono's development efforts are successful, Cortech could also receive milestone payments of up to $9.5 million. Ono also agreed to pay Cortech a royalty on sales generated outside the original territories on products using Cortech's technology. Milestone payments or royalties are not assured and in any event could be expected only after several more years of continued evaluation of the technology by Ono.

     Other Protease Targets. As part of its protease inhibitor research efforts, Cortech scientists synthesized and tested a number of compounds. Certain of these compounds have been shown to have activity against other serine elastases, such as proteinase-3 and endogenous vascular elastase. Serine elastases have been shown to play an important role in vascular injury, and Cortech believes that its portfolio of compounds may potentially provide useful therapeutic interventions for certain acute and chronic vascular, skin and respiratory diseases and certain viral diseases. Cortech has also developed a proprietary technology which has the potential to be applied to the discovery and syntheses of inhibitors of a broader range of therapeutically interesting serine and cysteine proteases such as mast cell tryptase and picorna virus proteases, interleuken-1 beta converting enzyme, other caspases involved in apoptosis and cell death and cathepsins B, K, L and S.

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

     Until mid-1995, Cortech's work on Bradycor concentrated primarily on the treatment of sepsis, but two Phase II clinical trials, completed in 1994 and 1995, failed to provide sufficient evidence of efficacy to warrant additional development in that indication. Concurrent with the sepsis studies, Cortech also undertook a small, pilot Phase II study in patients with large focal cerebral contusions (a type of injury that represents a subset of the spectrum of TBI). In that study, Bradycor had significant beneficial effects, compared with placebo, on intra cranial pressure, neurological status and the need for surgical intervention. In addition, Bradycor was well tolerated and showed no clinically significant adverse effects in these patients. In 1998, a manuscript describing the results of that study was published in Acta Neurochirurgica.

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

Human Resources
---------------

     Currently, Cortech has no compensated employees.

ITEM 2. -    DESCRIPTION OF PROPERTY
------       -----------------------

     NONE.

ITEM 3. -    LEGAL PROCEEDINGS
------       -----------------

     On February 27, 1998, a complaint was filed in the Court of Chancery of the State of Delaware, naming the Company, the Company's then current directors and BioStar as defendants. The complaint, filed by a stockholder of the Company, claimed to be on behalf of a class of all the Company's stockholders and contended that the then current directors of the Company breached their fiduciary duties to the Company's stockholders when they unanimously approved the proposed combination with BioStar. The complaint originally sought to enjoin the proposed combination with BioStar as well as the operation of the Company's stockholder rights plan and sought an order rescinding the proposed combination with BioStar upon its consummation as well as compensatory damages and costs. The complaint was amended following termination of the proposed BioStar merger to seek to force an auction of the Company's assets and other relief. Thereafter, the parties negotiated a settlement of the claims. Pursuant to the terms of the settlement a payment in the amount of $235,000, was made to Cortech on behalf of Defendants by Cortech's directors and officers insurance carrier. On April 6, 2000, the Court held a hearing and approved the settlement and ordered Cortech to pay $129,261.88 in attorney's fees and expenses from the insurance proceeds. There were no objections to the settlement and on May 11, 2000 Cortech received the settlement payment and paid the attorney's fees and expenses.

ITEM 4. -    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
------       ---------------------------------------------------

     None

                                     PART II
                                     -------

ITEM 5. -    MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS
------       --------------------------------------------------------

     At February 28, 2001, the Company had approximately 400 stockholders of record. The Company's common stock currently trades on the NASDAQ National Market System under the symbol "CRTQ". On February 28, 2001, the closing price per share of the common stock was $7.75.

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




                                                     Low            High
                                                     ---            ----
         Calendar Quarter Ended:

         2000
         ----
                  March 31                         $ 5.75         $ 10.50
                  June 30                            7.0625         11.25
                  September 30                       7.00            8.6875
                  December 31                        6.25           12.75

         1999
         ----
                  March 31                         $ 5.625        $ 6.25
                  June 30                            5.625          6.25
                  September 30                       5.875          7.3125
                  December 31                        5.50           6.75


     The Company has not paid any cash dividends on its Common Stock since its inception and does not intend to pay any cash dividends in the foreseeable future.

ITEM 6. -    MANAGEMENT'S  DISCUSSION  AND  ANALYSIS OF  FINANCIAL CONDITION AND
------       -------------------------------------------------------------------
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

General
-------

     Cortech is a biopharmaceutical company whose primary focus has been the discovery and development of novel therapeutics for the treatment of inflammatory disorders. Specifically, Cortech had directed its research and development efforts principally toward protease inhibitors and bradykinin antagonists. These efforts produced certain intellectual property rights. (See
Item 1. - Description of Business - "Cortech's Work with Protease Inhibitors" and "Cortech's Work with Bradykinin Antagonists.")

     In response to disappointing test results and its loss of collaborative partner support, Cortech implemented a series of reductions in force which resulted in the Company having no compensated employees since February 1999, and effectively discontinued all internal research and development activities. In addition, Cortech decommissioned its laboratories, and sold all scientific, technical and office equipment. As a result of these actions, Cortech no longer has the staff or operative facilities required to recommence internal research and development activities. Cortech's strategy is to seek collaborative partners to conduct and fund future research and development on the components of its portfolio or to sell the rights to certain of the compounds in the portfolio to third parties interested in funding future research and development, while conserving the Company's cash. There can be no assurance that any particular agreement will be completed. At the same time, the Company is seeking to redeploy its assets into an operating business.

Results of Operations
---------------------

Revenues
--------

     Revenues for the year ended December 31, 2000 were $877,000 compared to revenues of $3,225,000 for the year ended December 31, 1999.

     In 1999, the Company recorded $2 million in license revenues in connection with an Agreement to license to Ono the worldwide rights to the oral elastase inhibitor program on which the two companies have been collaborating.

     Interest income increased from $574,000 in 1999 to $781,000 in 2000. Higher yields on larger investment balances accounted for this increase.

     The disposition of property and equipment relating to the sale of certain leasehold improvements and equipment resulted in gains of $435,000 during 1999.

     Other income decreased from $216,000 in 1999 to $96,000 in 2000. In 2000, other income relates to the settlement of a derivative action brought on behalf of the Company in which the Company recovered $96,000 net of court ordered payments. (For more information on the settlement, see Note 7 of Notes to Financial Statements.) Other income for 1999 relates primarily to the reimbursement by one of the Company's insurance carries of legal fees previously expensed and the reversal of previously accrued expenses in connection with the closing of the Company's Denver facilities.

     General and administrative expenses increased from $342,000 in 1999 to $454,000 in 2000. This increase of $112,000 was principally due to the payment of an administrative fee, commencing in 2000, of $15,000 per month to AVF for management services performed for the Company. These services include corporate governance, financial management and accounting services. The remaining general and administrative fees declined approximately $68,000 due to reductions in professional fees of $37,000, directors and officers liability insurance of $23,000, utilities of $14,000 and patent related expenses of $45,000. These decreases were offset by increases in directors fees of $28,000 and consulting fees of $23,000.

Liquidity and Capital Resources
-------------------------------

     At December 31, 2000, the Company had cash and cash equivalents of $7.1 million. Cash equivalents consisted of U.S. Treasury Bills with original maturities of three months or less and yields ranging from 5.80% to 6.28%. Working capital at December 31, 2000 was approximately $13.6 million. Management believes its cash and cash equivalents are sufficient for its remaining business activities and for the costs of seeking an acquisition of an operating business. The Company also had short-term investments, consisting of U.S. Treasury Bills with original maturities of six months of $6.6 million at December 31, 2000.

     Net cash of approximately $502,000 was provided by operations in 2000. Cash flows from net income of $401,000 were supplemented by the decrease in prepaid expenses and other assets of $74,000 and the increase in accounts payable and accrued liabilities of $27,000. In 1999, net cash of approximately $816,000 was used in operations. Cash flows from net income of $2.65 million were offset by the decrease in accounts payable and accrued liabilities of $954,000, increase in prepaid expenses of $77,000, gains on disposition of equipment of $435,000 which is classified as an investing activity and the sale of licensing rights of $2 million which is also classified as an investing activity.

     Net cash used in investing activities was $43,000 in 2000, due to the purchase of short-term investments of $13,097,000 offset by the maturities of short-term investments of $13,054,000. Net cash used in investing activities was $4.1 million in 1999, due primarily to the purchase of short-term investments of $6.6 million offset by the sale of licensing rights of $2 million and the proceeds from the sale of property and equipment of $435,000.

Other Matters
-------------

     Net Operating Loss Carryforwards and Tax Credits: As of December 31, 2000, Cortech had approximately $77 million of net operating loss carry forwards for income tax purposes which expire from 2001 through 2013. In addition, Cortech has approximately $3.1 million of research and development and foreign tax credit carryforwards available to offset future federal income tax, subject to limitations for alternative minimum tax. Cortech's use of operating loss carryforwards and tax credit carryforwards is subject to limitations imposed by the Internal Revenue Code.

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

ITEM 7. -    FINANCIAL STATEMENTS
-------      --------------------

         The financial statements filed with this item are listed below:

         Report of Independent Accountants

         Financial Statements:

                  Balance Sheet as of December 31, 2000

                  Statements of Operations for the Years ended December 31, 2000 and 1999

                  Statements of Stockholders' Equity for the Years ended December 31, 2000 and 1999

                  Statements of Cash Flows for the Years ended December 31, 2000 and 1999

                  Notes to Financial Statements

                                                  PricewaterhouseCoopers LLP
                                                            400 Campus Drive
                                                                P.O. Box 988
                                                      Florham Park, NJ 07932
                                                    Telephone (973) 236 4000
                                                    Facsimile (973) 236 5000





                        REPORT OF INDEPENDENT ACCOUNTANTS


To the Shareholders and Directors of
Cortech Inc.

In our opinion, the accompanying balance sheet and the related statements of operations, of stockholders' equity and of cash flows present fairly, in all material respects, the financial position of Cortech, Inc. at December 31, 2000, and the results of its operations and its cash flows for the years ended December 31, 2000 and 1999 in conformity with accounting principals generally accepted in the United States of America. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP

February 28, 2001

                                  CORTECH, INC.
                                  BALANCE SHEET
                                December 31, 2000
                                   (in 000's)

ASSETS
------

Current assets:
    Cash and cash equivalents                                   $  7,107
    Short-term investments                                         6,611
    Prepaid expenses and other                                        81
                                                                --------
       Total assets                                             $ 13,799
                                                                ========

LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------

Current liabilities:
    Accounts payable and accrued liabilities                    $    207
                                                                --------
       Total liabilities                                             207
                                                                --------

Commitments and contingencies (Note 7)


Stockholders' equity (Note 4):

    Preferred stock, $.002 par value 2,000,000 shares
      authorized, none issued                                          -
    Common stock, par value $.002;
      5,000,000 shares authorized;
      1,852,209 shares issued and outstanding                          4
    Additional paid-in capital                                    99,830
    Accumulated deficit                                        (  86,242)
                                                                --------
       Total stockholders' equity                                 13,592
                                                                --------
       Total liabilities and stockholders' equity               $ 13,799
                                                                ========


                 See accompanying notes to financial statements.

                                  CORTECH, INC.
                            STATEMENTS OF OPERATIONS
                      (in 000's, except per share amounts)

                                                      Year Ended December 31,
                                                   ----------------------------
                                                     2000                 1999
                                                   -------               ------

Revenues:
    Interest income                                 $  781             $   574
    Gain on disposition of property
      and equipment                                      -                 435
    Technology license revenue                           -               2,000
    Other income                                        96                 216
                                                    ------             -------
       Total revenues                                  877               3,225

Expenses:
    General and administrative                         454                 342
                                                    ------             -------

Income before income taxes                             423               2,883
Provision for income taxes                              22                 233
                                                    ------             -------
Net income                                          $  401             $ 2,650
                                                    ======             =======

Basic net income per share                          $  .22             $  1.43
                                                    ======             =======

Diluted net income per share                        $  .21             $  1.43
                                                    ======             =======

Weighted average common shares
  Outstanding                                        1,852               1,852
                                                    ======             =======



                 See accompanying notes to financial statements.


                                                                  CORTECH, INC.
                                                  STATEMENTS OF STOCKHOLDERS' EQUITY (NOTE 4)
                                                                   (in 000's)



                                             Common Stock              Additional
                                             ------------               Paid-In            Accumulated
                                         Shares        Amount           Capital              Deficit            Total
                                         ------        ------          ----------          -----------          -----

Balance, December 31, 1998                1,852         $   4            $99,830            ($89,293)          $ 10,541

Net income                                    -             -                  -               2,650              2,650
                                         ------         -----            -------             -------           --------

Balance, December 31, 1999                1,852             4             99,830            ( 86,643)            13,191

Net income                                    -             -                  -                 401                401
                                         ------         -----            -------             -------           --------

Balance, December 31, 2000                1,852         $   4            $99,830            ($86,242)          $ 13,592
                                         ======         =====            =======             =======           ========






                 See accompanying notes to financial statements.

                                  CORTECH, INC.
                            STATEMENTS OF CASH FLOWS
                                   (in 000's)


                                                                Year Ended December 31,
                                                                 2000            1999
                                                                ------          ------

Cash flows from operating activities:
   Net income                                                   $  401         $ 2,650
     Adjustments:
       Gains on disposition of equipment                             -        (    435)
       Gain on sale of licensing rights                              -        (  2,000)
       (Increase) decrease in prepaid expenses and
          other assets                                              74        (     77)
       Increase (decrease) in accounts payable and
          accrued liabilities and other                             27        (    954)
                                                                ------         -------
       Net cash provided by (used in) operating activities         502        (    816)
                                                                ------         -------

Cash flows from investing activities:
   Gain on sale of licensing rights                                  -           2,000
   Proceeds from sale of property and equipment                      -             435
   Purchases of short-term investments                         (13,097)       (  6,568)
   Maturities of short-term investments                         13,054               -
                                                                ------         -------
       Net cash used in investing activities                   (    43)       (  4,133)
                                                                ------         -------

Net increase (decrease) in cash and cash
   equivalents                                                     459        (  4,949)
Cash and cash equivalents, beginning of period                   6,648          11,597
                                                                ------         -------
Cash and cash equivalents, end of period                        $7,107         $ 6,648
                                                                ======         =======

Supplemental disclosure cash flow information:
   Cash paid for taxes                                          $   24         $   231
                                                                ======         =======



                 See accompanying notes to financial statements.

                                  CORTECH, INC.
                          NOTES TO FINANCIAL STATEMENTS

                     Years Ended December 31, 2000 and 1999

1.     Organization
       ------------

              Cortech, Inc. ("Cortech" or the "Company") is a biopharmaceutical company whose primary focus was the discovery and development of novel therapeutics for the treatment of inflammatory disorders. Specifically, Cortech directed its research and development efforts principally toward protease inhibitors and bradykinin antagonists. These efforts produced certain intellectual property rights.

              In response to disappointing test results and its loss of collaborative partner support, Cortech implemented a series of reductions in force which resulted in the Company having no compensated employees since February 1999, and effectively discontinued all internal research and development activities. In addition, Cortech decommissioned its laboratories, and sold its scientific, technical office equipment and leasehold improvements. As a result of these actions, Cortech no longer has the staff or operative facilities required to recommence internal research and development activities. Cortech's strategy is to seek collaborative partners to conduct and fund future research and development on the components of its portfolio or to sell the rights to certain of the compounds in the portfolio to third parties interested in funding future research and development, while conserving the Company's cash, although there can be no assurance that any particular agreement will be completed. At the same time, the Company is seeking to redeploy its assets into an operating business.

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

                     Years Ended December 31, 2000 and 1999

       Short-Term Investments
       ----------------------

              Short-term investments consist of U.S. Treasury Bills purchased with an original maturity of six months and are valued at cost plus accrued interest, which approximates the fair market value. The company currently intends to hold these investments until maturity.

       Basic and Diluted Net Income Per Share
       --------------------------------------

              Basic earnings per common share are computed by dividing net income by the weighted-average number of common shares outstanding. Diluted earnings per share are computed by dividing net income by the sum of the weighted-average number of common shares outstanding plus the dilutive effect of shares issuable through the exercise of stock options.

              The shares used for basic earnings per common share and diluted earnings per common share are reconciled below.


                                                                     (Shares in Thousands)
                                                                   2000                1999
                                                                   ----                ----
               Basic earnings per common share:
                   Average shares outstanding for basic
                       earnings per share                         1,852               1,852
                                                                  =====               =====

               Diluted earnings per common share:
                   Average shares outstanding for basic
                       earnings per share                         1,852               1,852

                   Dilutive effect of stock options                  22                   -
                                                                  -----               -----

               Average shares outstanding for diluted
                       earnings per share                         1,874               1,852
                                                                  =====               =====



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

                     Years Ended December 31, 2000 and 1999

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

                                  CORTECH, INC.
                          NOTES TO FINANCIAL STATEMENTS

                     Years Ended December 31, 2000 and 1999

       Stock Option Plans
       ------------------

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

              The Company applies APB No. 25 and related Interpretations in accounting for its plans. Had compensation cost for the Company's four stock-based compensation plans been determined based on the fair value at the grant dates for awards under those plans consistent with the method of SFAS No. 123, the Company's net income and net income per share would have been decreased to the pro forma amounts indicated below:

                                                  2000               1999
                                                  ----               ----

           Net income
               As reported (in $000's)           $ 401             $ 2,650
               Pro forma (in $000's)             $ 339             $ 2,650

           Basic net income per share:
               As reported                       $ .22             $ 1.43
               Pro forma                         $ .18             $ 1.43

           Diluted net income per share:
               As reported                       $ .21             $ 1.43
               Pro forma                         $ .18             $ 1.43

                                  CORTECH, INC.
                          NOTES TO FINANCIAL STATEMENTS

                     Years Ended December 31, 2000 and 1999

              All options granted to date have an exercise price equal to the market price of the Company's stock on the grant date. For purposes of calculating the compensation cost consistent with FASB Statement 123, the fair value of each option grant was estimated on the grant date using the Black-Scholes option-pricing model with the following assumptions used: no dividend yield; expected volatility of 113.85 percent in 2000; risk free interest rates of 5.00 percent; and weighted average expected lives of 10 years.

              The Company's 1986 Stock Option Plan ("1986 Plan") authorizes the grant of stock options to officers and employees of the Company to purchase an aggregate of 150,000 shares of common stock. Although 40,710 shares were available under the 1986 Plan as of December 19, 1997, on such date the Board of Directors effectively suspended future grants of options under the 1986 Plan to the extent that any such grant would increase the shares subject to outstanding grants above the figure as of such date. On June 19, 2000, the Board of Directors restored the 1986 Plan. In 2000, 115,000 stock options were issued under the 1986 Plan at prices ranging from $7.00 to $7.375, the approximate fair market values at the time of grant.

              The Company's 1993 Equity Incentive Plan ("1993 Plan"), approved by the stockholders on May 10, 1994, authorizes the issuance of 170,000 shares through the grant of options to purchase common stock, stock bonuses, and rights to purchase restricted stock. The options outstanding as of December 31, 1999 generally become exercisable in varying amounts over a five-year period from the date of grant. Although 37,085 shares were available under the 1993 Plan as of December 19, 1997, on such date the Board of Directors effectively suspended further grants of options under the 1993 Plan to the extent that any such grant would increase the shares subject to outstanding grants above the figures as of such date. On June 19, 2000, the Board of Directors restored the 1993 Plan. In 2000, 75,000 stock options were issued under this plan at $7.00 per share, the approximate fair market value at the time of grant.

                                  CORTECH, INC.
                          NOTES TO FINANCIAL STATEMENTS

                     Years Ended December 31, 2000 and 1999

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

              ISOs may not be granted at an exercise price of less than the fair market value of the common stock at the date of grant. If an ISO is granted to an employee who owns more than 10% of the Company's total voting stock, such exercise price shall be at least 110% of fair market value of the common stock, and the ISO shall not be exercisable until after five years from the date of grant. The exercise price of each NSO may not be less than 85% of the fair market value of the common stock at the date of grant. The ISOs outstanding as of December 31, 2000, generally become exercisable in varying amounts over a two-to-five year period from the date of grant. NSOs also generally become exercisable over a two-to-five year period.

              Each of these plans also provides for stock appreciation rights, which may be granted with respect to any stock option. No stock appreciation rights have been granted as of December 31, 2000.

              During 1991, a Nonemployee Directors' Stock Option Plan was approved which authorized the grant of stock options to purchase up to 15,000 shares of common stock to the nonemployee directors of the Company. The exercise price of the options is equal to the fair market value of the shares on the date of grant, which is generally the later of initiation of the plan or the date of election to the Board of Directors. In March 1993, the Board of Directors suspended further grants under this plan. Vesting of the options occurred upon the participation by a director in a Board meeting. As of December 31, 2000, options to purchase 10,800 shares of common stock had been granted and were fully vested. The Company recorded the difference between the fair market value of the underlying common stock and the exercise price as compensation expense over the vesting period.

                                  CORTECH, INC.
                          NOTES TO FINANCIAL STATEMENTS

                     Years Ended December 31, 2000 and 1999

              The Company's 1992 Nonemployee Directors' Stock Option Plan authorizes the granting of options to purchase up to 40,000 shares of common stock to the nonemployee directors of the Company. The plan was originally approved by the stockholders on May 17, 1993, and an amendment to the plan was approved by the stockholders on May 10, 1994. No options were granted during 2000 or 1999. During 1994, in order to effect a repricing of certain of these options, options to purchase 16,225 shares of common stock were amended to become options to purchase 14,854 shares of common stock at an exercise price of $17.50 per share. The amended options generally become exercisable from one to two years later than as originally granted. The Company recorded deferred compensation in 1993 of approximately $114,000 based on the amount that the fair market value of the Company's common stock exceeded the exercise price on the date the options were approved by the stockholders. By December 31, 1998, all deferred compensation had been expensed. By its terms, the plan terminated on December 31, 1997 (although such event does not affect outstanding options granted under the plan).

              A summary of the status of the Company's 1986 Plan, 1993 Plan and nonemployee directors' stock option plans as of December 31, 2000 and 1999 and changes during the years ended on those dates is presented below:


                                           2000                                          1999
                                ---------------------------                 -----------------------------
                                           Weighted-Average                              Weighted-Average
                                Shares       Exercise Price                 Shares         Exercise Price
                                ------     ----------------                 ------       ----------------

Options outstanding
  at beginning of year          87,276          $20.59                     103,823             $20.20
Granted                        190,000            7.02                           -                  -
Forfeited/canceled                   -               -                    ( 16,547)             18.39
                               -------                                     -------
Outstanding at
  year end                     277,276           11.29                      87,276              20.59
                               =======                                     =======
Options exercisable
  at year end                  150,608           14.88                      83,396              20.65
                               =======                                     =======


                                  CORTECH, INC.
                          NOTES TO FINANCIAL STATEMENTS

                     Years Ended December 31, 2000 and 1999

              The Company granted other options to certain directors and consultants:


                                        2000                                                 1999
                           -------------------------------                   ----------------------------------
                                         Weighted-Average                                     Weighted-Average
                           Shares         Exercise Price                     Shares            Exercise Price
                           ------       ------------------                   ------          ------------------

Options outstanding
  at beginning
  of year                  10,801             $40.36                         13,326               $38.40
Forfeited/cancelled             -                  -                        ( 2,525)              $29.88
                           ------                                            ------
Outstanding at
   year end                10,801             $40.36                         10,801               $40.36
                           ======                                           =======
Options exercisable
  at year end              10,801             $40.36                         10,801               $40.36
                           ======                                           =======


                                   Options Outstanding                                       Options Exercisable
                    ----------------------------------------------------      ----------------------------------------------------

                        Number         Weighted-Average     Weighted-              Number        Weighted-Average     Weighted-
   Range of         Outstanding at      Remaining Life       Average           Outstanding at     Remaining Life       Average
Exercise Prices    December 31, 2000      (in years)      Exercise Price      December 31, 2000     (in years)      Exercise Price
------------------------------------------------------------------------      ----------------------------------------------------

$7.00-$20.00           251,901               8.22            $ 9.47                125,233            6.89             $ 11.96
 20.01-30.00            29,718               3.59             25.27                 29,718            3.59               25.27
 30.01-40.00             2,000               3.79             35.00                  2,000            3.79               35.00
 80.00-87.50             4,458               1.31             80.63                  4,458            1.31               80.63
                       -------                                                     -------
                       288,077                                                     161,409
                       =======                                                     =======




              During 1992, the Company granted options to purchase 5,000 shares of the Company's common stock at $26.00 per share to the former president of the Company.These options began vesting upon the occurrence of certain events. The Company recorded $170,000 in deferred compensation based on the difference between the fair value of the underlying common stock on the date the specified event incurred and the exercise price of $26.00 per share.Deferred compensation was amortized over the applicable vesting period.

                                  CORTECH, INC.
                          NOTES TO FINANCIAL STATEMENTS

                     Years Ended December 31, 2000 and 1999

5.     Income Taxes
       ------------

              As of December 31, 2000, the Company has approximately $77 million of net operating loss carryforwards ("NOL") for income tax purposes and approximately $3.1 million of research and development and foreign tax credit carryforwards available to offset future federal income tax, subject to limitations for alternative minimum tax. The NOL's and credit carryforwards are subject to examination by the tax authorities and expire in various years from 2001 through 2013.

              The components of income tax expense are as follows (in 000's):

                                                   2000         1999
                                                   ----         ----

                           Federal-current         $  9        $   5
                           State-current             13           28
                           Foreign-current            -          200
                                                   ----        -----
                                                   $ 22        $ 233
                                                   ====        =====

              The income tax expense for the year ended December 31, 2000 and 1999 is different from the amount computed by multiplying total earnings before income taxes by the statutory Federal income tax rate of 34%. The reasons for this difference and the related tax effect are as follows (in 000's):

                                                  2000            1999
                                                  ----            ----

       Income before income taxes                $ 423          $2,883
       Statutory federal income tax rate           34%             34%
                                                 -----          ------
       Expected income tax                         144             980
       State tax                                     9              18
       Change in valuation allowance
           of operating losses                  (  142)        (   842)
       Expiring research credit carryforwards        7              15
       Other, net                                    4              62
                                                 -----          ------
       Provision for income tax                  $  22          $  233
                                                 =====          ======

              Deferred income taxes reflect the net effects of (a) temporary differences between the carrying amounts of assets and liabilities for financial statement purposes and the amounts used for income tax purposes, and (b) operating loss and tax credit carryforwards.

                                  CORTECH, INC.
                          NOTES TO FINANCIAL STATEMENTS

                     Years Ended December 31, 2000 and 1999

              The tax effect of significant items comprising the Company's net deferred tax asset as of December 31, 2000 are as follows (in 000's):

              Net operating loss carryforwards                    $26,250
              Research and development and other credits            3,069
              Other, net                                            2,430
                                                                  -------
                                                                   31,749
              Valuation allowance                                ( 31,749)
                                                                  -------
              Net deferred tax asset                              $     -
                                                                  =======

              Management believes the deferred tax assets as of December 31, 2000 do not satisfy the realization criteria set forth in SFAS No. 109 and has recorded a valuation allowance for the entire net tax asset.

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

                                  CORTECH, INC.
                          NOTES TO FINANCIAL STATEMENTS

                     Years Ended December 31, 2000 and 1999

6.     Employee Retirement Plan
       ------------------------

              The Company provided a defined contribution 401(k) plan for eligible employees which was discontinued effective December 31, 1999. Employee contributions to the plan were voluntary. In 1994, the Company voluntarily began contributing an amount equal to 25% of a covered employee's contribution to a maximum of 1% of compensation. The Company's contributions to the plan totaled approximately $200 in 1999.

7.     Legal Proceedings
       -----------------

              On February 27, 1998, a complaint was filed in the Court of Chancery of the State of Delaware, naming the Company, the Company's then current directors and BioStar as defendants. The complaint, filed by a stockholder of the Company, claimed to be on behalf of a class of all the Company's stockholders and contended that the then current directors of the Company breached their fiduciary duties to the Company's stockholders when they unanimously approved the proposed combination with BioStar. The complaint originally sought to enjoin the proposed combination with BioStar as well as the operation of the Company's stockholder rights plan and sought an order rescinding the proposed combination with BioStar upon its consummation as well as compensatory damages and costs. The complaint was amended following termination of the proposed BioStar merger to seek to force an auction of the Company's assets and other relief. Thereafter, the parties negotiated a settlement of the claims. Pursuant to the terms of the settlement a payment in the amount of $235,000, was made to Cortech on behalf of Defendants by Cortech's directors and officers insurance carrier. On April 6, 2000, the Court held a hearing and approved the settlement and ordered Cortech to pay $129,261.88 in attorney's fees and expenses from the insurance proceeds. There were no objections to the settlement and on May 11, 2000 Cortech received the settlement payment and paid the attorney's fees and expenses.

8.     Related Party Transactions
       --------------------------

              Commencing in 2000, a management fee of $15,000 per month is paid to AVF for management services performed for the Company. These services include corporate governance, financial management, and accounting services.

Item 8. -   CHANGES  IN  AND  DISAGREEMENT  WITH  ACCOUNTANTS  ON ACCOUNTING AND
------      --------------------------------------------------------------------
            FINANCIAL DISCLOSURE
            --------------------

            None.

                                    PART III
                                    --------

       ITEM 9. -     DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
       ------        --------------------------------------------------

              The information required under this item is incorporated by reference to Cortech's 2001 Proxy Statement.

       ITEM 10. -    EXECUTIVE COMPENSATION
       -------       ----------------------

              The information required under this item is incorporated by reference to Cortech's 2001 Proxy Statement.

       ITEM 11. -    SECURITY   OWNERSHIP   OF  CERTAIN  BENEFICIAL  OWNERS  AND
       -------       -----------------------------------------------------------
                     MANAGEMENT.
                     ----------

              The information required under this item is incorporated by reference to Cortech's 2001 Proxy Statement.

       ITEM 12. -    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
       -------       ----------------------------------------------

              The information required under this item is incorporated by reference to Cortech's 2001 Proxy Statement.

                                     III-1

                                     PART IV
                                     -------

ITEM 13. -    EXHIBITS
-------       --------

The following exhibits are filed as part of this report:

Exhibit
Number                     Description of Document
-------                    -----------------------

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

 10.40                     1991 Non-employee Directors' Stock Option Plan of the
                           Company.(2)**

Exhibit
Number                     Description of Document
-------                    -----------------------

10.41 Amended and Restated 1992 Non-employee Directors' Stock Option Plan of the Company.(4)**

10.42 1993 Employee Stock Purchase Plan of the Company, as amended.(3)**

10.43                      1993 Equity Incentive Plan of the Company,as amended.
                           (10)**

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


Reports on Form 8-K
-------------------

         None

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

                                                  CORTECH, INC.

          March 30, 2001                          By: /s/ Paul O. Koether
                                                      ------------------------
                                                      Paul O. Koether
                                                      Chairman and Chief
                                                      Executive Officer

          March 30, 2001                          By: /s/ Sue Ann Itzel
                                                      ------------------------
                                                      Sue Ann Itzel
                                                      Treasurer
                                                      (Principal Financial and
                                                      Accounting Officer)


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities and on the dates indicated.

      Signature                       Capacity                    Date
--------------------            -------------------         ----------------


/s/ Paul O. Koether             Chairman and Director         March 30, 2001
-------------------             (Principal Executive
Paul O. Koether                 Officer)


/s/ John W. Galuchie, Jr.       President and Director        March 30, 2001
-------------------------
John W. Galuchie, Jr.


/s/ James L. Bicksler           Director                      March 30, 2001
---------------------
James L. Bicksler


/s/ Sheri Perge                 Director                      March 30, 2001
---------------
Sheri Perge


/s/ Leonard M. Tannenbaum       Director                      March 30, 2001
-------------------------
Leonard M. Tannenbaum


/s/ Qun Yi Zheng                Director                      March 30, 2001
----------------
Qun Yi Zheng