Form 10QSB
period 2001-03-31
CORTECH INC
filed 2001-05-14
CIK 728478

U.S. SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended: March 31, 2001
                                         --------------

                                       OR

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                          Commission File No.: 0-20726
                                               -------


                                  Cortech, Inc.
                                  -------------
        (Exact name of small business issuer as specified in its charter)

          Delaware                                      84-0894091
-------------------------------                  -------------------------
(State or other jurisdiction of                      (I.R.S. Employer
incorporation or organization)                      Identification No.)

                376 Main Street, PO Box 74, Bedminster, NJ 07921
                ------------------------------------------------
                    (Address of principal executive offices)

                                 (908) 234-1881
                                 --------------
                           (Issuer's telephone number)

                                       N/A
                                       ---
              (Former name, former address and former fiscal year,
                          if changed since last report)

     Check  whether  the issuer (1) filed all  reports  required  to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                 Yes X   No
                                    ---    ---

     State the number of shares outstanding of each of the issuer's classes of common equity: As of April 30, 2001, the issuer had 1,847,809 shares of its common stock, par value $.002 per share, outstanding.

     Transitional Small Business Disclosure Format (check one):
                                 Yes   No X
                                    ---  ---

PART I.  FINANCIAL INFORMATION
------   ---------------------
ITEM 1.  Financial Statements
------   --------------------



                                  CORTECH, INC.
                                  BALANCE SHEET
                                 ($000 Omitted)
                                   (UNAUDITED)

                                                                  March 31,
                                                                    2001
                                                                  ---------
ASSETS
------

Current assets:
   Cash and cash equivalents                                       $ 7,003
   Short-term investments                                            6,706
   Prepaid expenses and other                                           74
                                                                   -------
        Total assets                                               $13,783
                                                                   =======

LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------

Current liabilities:
   Accounts payable and accrued liabilities                        $   175
                                                                   -------
        Total liabilities                                              175
                                                                   -------

Stockholders' equity:
   Preferred stock, $.002 par value,
     2,000,000 shares authorized,
     none issued                                                         -
   Common stock, $.002 par value, 5,000,000
     shares authorized, 1,847,809 shares
     issued and outstanding                                              4
   Additional paid-in capital                                       99,782
   Accumulated deficit                                            ( 86,178)
                                                                   -------
        Total stockholders' equity                                  13,608
                                                                   -------

        Total liabilities and
          stockholders' equity                                     $13,783
                                                                   =======


                 See accompanying notes to financial statements.

                                  CORTECH, INC.
                            STATEMENTS OF OPERATIONS
                      ($000 Omitted, except per share data)
                                   (UNAUDITED)


                                                          Three Months Ended
                                                               March 31 ,
                                                       ------------------------
                                                       2001                2000
                                                       ----                ----

Revenues:
   Interest income                                    $  192             $  205

Expenses:
   General and administrative                            124                133
                                                      ------             ------

Income before income taxes                                68                 72
Provision for income taxes                                 4                  3
                                                      ------             ------
Net income                                            $   64             $   69
                                                      ======             ======

Basic net income per share                            $  .03             $  .04
                                                      ======             ======

Diluted net income per share                          $  .03             $  .04
                                                      ======             ======

Basic weighted average common shares
   outstanding (in 000's)                              1,857              1,852
                                                      ======             ======

Diluted weighted average common shares
   outstanding (in 000's)                              1,875              1,852
                                                      ======             ======

                 See accompanying notes to financial statements.

                                  CORTECH, INC.
                            STATEMENTS OF CASH FLOWS
                                 ($000 Omitted)
                                   (UNAUDITED)

                                                         Three Months Ended
                                                             March 31,
                                                    -------------------------
                                                     2001               2000
                                                    ------             ------

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                        $   64             $   69
  Adjustments:
     Change in accrued interest on short-term
        investments                                (    95)           (    69)
     Change in prepaid expenses and other assets         7            (    14)
     Change in accounts payable and accrued
        liabilities                                (    32)                10
                                                    ------             ------
       Net cash used in operating activities       (    56)           (     4)
                                                    ------             ------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Issuance of common stock                             175                  -
  Repurchase of common stock                       (   223)                 -
                                                    ------             ------
       Net cash used in financing activities       (    48)                 -
                                                    ------             ------

Net decrease in cash and cash equivalents          (   104)           (     4)
Cash and cash equivalents, beginning of period       7,107              6,648
                                                    ------             ------
Cash and cash equivalents, end of period            $7,003             $6,644
                                                    ======             ======


                 See accompanying notes to financial statements.

                                  CORTECH, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                   (UNAUDITED)

1.       General
         -------

              The accompanying unaudited financial statements of Cortech, Inc. ("Cortech" or the "Company") as of March 31, 2001 and for the three months ended March 31, 2001 and 2000 reflect all material adjustments consisting of only normal recurring adjustments, which, in the opinion of management, are necessary for a fair presentation of results for the interim periods. Certain information and footnote disclosures required under accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission, although the Company believes that the disclosures are adequate to make the information presented not misleading. These financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2000 as filed with the Securities and Exchange Commission.

              The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

              Prior years' financial statements have been reclassified to conform to the current year's presentation.

                  The results of operations for the three months ended March 31, 2001 and 2000 are not necessarily indicative of the results to be expected for the entire year or for any other period.

2.       Related Party Transactions
         --------------------------

              An administrative fee of $15,000 per month is paid to Asset Value Fund Limited Partnership("AVF") for management services performed for the Company. These services include corporate governance, financial management and accounting services. AVF is the beneficial owner of approximately 39% of the Company's Common Stock at March 31, 2001.

3.       Stock Options
         -------------

              On June 19, 2000, the Board of Directors restored the 1986 stock option plan and the 1993 equity incentive plan. Both plans had been suspended in 1997. In 2000, 190,000 stock options were issued to the officers and directors of the Company. Of the 190,000 stock options issued, 75,000 were incentive stock options and 115,000 were non-qualified stock options. On February 22, 2001, 25,000 non-qualified stock options were exercised for proceeds of $175,000.

4.       Common Stock
         ------------

              On October 30, 2000 the Board of Directors approved a stock repurchase program authorizing the Company to repurchase up to 160,000 shares of its Common Stock at prices deemed favorable from time to time in the open market or in privately negotiated transactions subject to market conditions, the Company's financial position and other considerations. As of March 31, 2001, 29,400 shares of Common Stock were repurchased for approximately $223,000. All shares repurchased were returned to the status of authorized but unissued shares.

5.       Net Income Per Share
         --------------------

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

                                                         Three Months Ended
                                                              March 31,
                                                         ------------------
                                                         2001          2000
                                                         ----          ----

         Average shares outstanding
            for basic earnings per share                1,857         1,852

         Dilutive effect of stock options                  18             -
                                                        -----         -----

         Average shares outstanding
            for dilutive earnings per share             1,875         1,852
                                                        =====         =====

6.       Subsequent Event
         ----------------

              On May 14, 2001 the Company announced a 100% stock dividend. The record date for the stock dividend is May 22, 2001 and the distribution date is June 1, 2001.

ITEM 2.  Management's  Discussion  and  Analysis  of  Financial   Condition  and
------   -----------------------------------------------------------------------
         Results of Operations
         ---------------------

     The following discussion and analysis should be read in conjunction with Cortech's 2000 Annual Report on Form 10-KSB as well as the Company's financial statements and notes thereto included elsewhere in this Quarterly Report on Form 10-QSB. When used in this discussion, the word "expects" and similar expressions are intended to identify forward-looking statements. Such statements are subject to risks and uncertainties that could cause actual results to differ materially from those projected. The forward-looking statements contained herein speak only as of the date hereof. The Company expressly disclaims any obligation or undertaking to release publicly any updates or revisions to any forward-looking statements contained herein to reflect any change in the Company's expectations with regard thereto or any change in events, conditions or circumstances on which any such statement is based.

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

Results of Operations
---------------------

Revenues
--------

     Cortech had net income of $64,000 or $.03 basic and fully diluted earnings per share for the three months ended March 31, 2001, compared to net income of $69,000 or $.04 basic and fully diluted earnings per share for the same period of 2000.

     Interest income was $192,000 and $205,000 for the three months ended March 31, 2001 and 2000, respectively, a decrease of $13,000. Lower yields on investments was the primary reason for the decrease.

Expenses
--------

     General and administrative expenses decreased from $133,000 in the three months ended March 31, 2000 to $124,000 in the three months ended March 31, 2001 a decrease of $9,000. For the three months ended March 31, 2001, general and administrative expenses consisted of administrative fees of $45,000, legal fees of $30,000, consulting fees of $23,000 and all other expenses of $26,000. For the three months ended March 31, 2000, general and administrative expenses consisted of administrative fees of $45,000; legal fees of $42,000; insurance fees of $18,000 and all other expenses of $28,000.

Liquidity and Capital Resources
-------------------------------

     At March 31, 2001, the Company had cash and cash equivalents of approximately $7 million. Cash equivalents of $6.9 million consisted of U.S. Treasury Bills with an original maturity of three months or less with yields ranging between 4.42% and 4.96%. Management believes its cash and cash equivalents are sufficient for its remaining business activities and for the costs of seeking an acquisition of an operating business. The Company also had short-term investments consisting of U.S. Treasury Bills with original maturities of six months of $6.7 million at March 31, 2001.

     Net cash of $56,000 was used in operations for the quarter ended March 31, 2001, compared to net cash used in operations of $4,000 for the quarter ended March 31, 2000. In 2001, cash flows from net income of $64,000 offset by the decrease in accounts payable and accrued liabilities of $32,000 and the increase in accrued interest on short-term investments of $95,000 were the primary reasons for the cash used in operations.

     In 2000, cash flows from net income of $69,000 and the increase in accounts payable and accrued liabilities of $10,000 were offset by the increase in accrued interest on short-term investments of $69,000 and the increase in prepaid expenses and other assets of $14,000.

     Net cash of $48,000 was used in financing activities in the first quarter of 2001 due to the issuance and repurchase of common stock of $175,000 and $223,000 respectively.

PART II - OTHER INFORMATION
-------   -----------------
ITEM 1.   Legal Proceedings
------    -----------------

ITEM 6.      Exhibits and Reports on Form 8-K

      a.   Exhibits

               None

      b.   Reports on Form 8-K

             No reports on Form 8-K were filed during the quarter for which this report is being filed.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                      CORTECH, INC.
Date: May 14, 2001                                    /s/ Sue Ann Itzel
                                                      ------------------------
                                                      Sue Ann Itzel
                                                      Treasurer
                                                      (Principal  Accounting and
                                                      Financial Officer)