Form 10QSB
period 2001-06-30
CORTECH INC
filed 2001-08-13
CIK 728478

U.S. SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended: June 30, 2001
                                         -------------

                                       OR

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                          Commission File No.: 0-20726
                                               -------


                                  Cortech, Inc.
                                  -------------
        (Exact name of small business issuer as specified in its charter)

          Delaware                                        84-0894091
-------------------------------                      --------------------
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

     State the number of shares outstanding of each of the issuer's classes of common equity: As of July 31, 2001, the issuer had 3,695,618 shares of its common stock, par value $.002 per share, outstanding.

     Transitional Small Business  Disclosure Format (check one):
                                    Yes   No X
                                       ---  ---

PART I.  FINANCIAL INFORMATION
------   ---------------------
ITEM 1.  Financial Statements
------   --------------------



                                  CORTECH, INC.
                                  BALANCE SHEET
                                 ($000 Omitted)
                                   (UNAUDITED)

                                                                     June 30,
                                                                       2001
                                                                     --------

Assets
------

Current assets:
   Cash and cash equivalents                                         $ 13,648
   Prepaid expenses and other                                              87
                                                                     --------
       Total current assets                                          $ 13,735
                                                                     ========

Liabilities and stockholders' equity
------------------------------------

Current liabilities:
   Accrued liabilities                                               $    191
                                                                     --------
      Total current liabilities                                           191
                                                                     --------

Stockholders' equity:
   Preferred stock, $.002 par value,
     2,000,000 shares authorized,
     none issued                                                            -
   Common stock, $.002 par value, 5,000,000
     shares authorized, 3,695,618 shares
     issued and outstanding                                                 7
   Additional paid-in capital                                          99,779
   Accumulated deficit                                              (  86,242)
                                                                     --------
      Total stockholders' equity                                       13,544
                                                                     --------

      Total liabilities and
        stockholders' equity                                         $ 13,735
                                                                     ========











                 See accompanying notes to financial statements.

                                  CORTECH, INC.
                            STATEMENTS OF OPERATIONS
                      ($000 Omitted, except per share data)
                                   (UNAUDITED)


                                                         Three Months Ended
                                                               June 30 ,
                                                       ------------------------
                                                        2001              2000
                                                       ------            ------

Revenues:
   Interest income                                    $   165          $    170
   Other income (Note 2)                                    -                96
                                                      -------           -------
       Total revenues                                     165               266
                                                      -------           -------

Expenses:
   General and administrative                             225                95
                                                      -------           -------

Income (loss) before income taxes                    (     60)              171
Provision for income taxes                                  4                 8
                                                      -------           -------
Net income (loss)                                    ($    64)          $   163
                                                      =======           =======

Basic and fully diluted net
   income (loss) per share                           ($   .02)          $   .05
                                                      =======           =======

Basic weighted average common shares
   outstanding (in 000's)                               3,696             3,704
                                                      =======           =======

Diluted weighted average common shares
   outstanding (in 000's)                               3,696             3,704
                                                      =======           =======










                 See accompanying notes to financial statements.

                                  CORTECH, INC.
                            STATEMENTS OF OPERATIONS
                      ($000 Omitted, except per share data)
                                   (UNAUDITED)


                                                           Six Months Ended
                                                               June 30,
                                                        -----------------------
                                                         2001             2000
                                                        ------           ------

Revenues:
   Interest income                                      $   357         $   375
   Other income (Note 2)                                      -              96
                                                        -------         -------
       Total revenues                                       357             471
                                                        -------         -------

Expenses:
   General and administrative                               349             228
                                                        -------         -------

Income before income taxes                                    8             243
Provision for income taxes                                    8              11
                                                        -------         -------
Net income                                              $     -         $   232
                                                        =======         =======

Basic and fully diluted net
   income per share                                     $     -         $   .07
                                                        =======         =======

Basic weighted average common shares
   outstanding (in 000's)                                 3,705           3,704
                                                        =======         =======

Diluted weighted average common shares
   outstanding (in 000's)                                 3,726           3,704
                                                        =======         =======











                 See accompanying notes to financial statements.

                                  CORTECH, INC.
                            STATEMENTS OF CASH FLOWS
                                 ($000 Omitted)
                                   (UNAUDITED)



                                                            Six Months Ended
                                                                June 30,
                                                           -------------------
                                                            2001         2000
                                                           ------       ------

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                              $     -      $   232
  Adjustments:
    Change in prepaid expenses and other assets          (      6)          20
    Change in accounts payable and accrued
      liabilities                                        (     16)    (      3)
                                                          -------      -------
      Net cash provided by (used in)
        operating activities                             (     22)         249
                                                          -------      -------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of short-term investments                           -     (  6,498)
  Maturities of short-term investments                      6,611        6,568
                                                          -------      -------
      Net cash provided by investing activities             6,611           70
                                                          -------      -------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Issuance of common stock                                   175            -
   Repurchase of common stock                            (    223)           -
                                                          -------      -------
      Net cash used in financing activities              (     48)           -
                                                          -------      -------

Net increase in cash and cash equivalents                   6,541          319
Cash and cash equivalents, beginning of period              7,107        6,648
                                                          -------      -------
Cash and cash equivalents, end of period                  $13,648      $ 6,967
                                                          =======      =======


SUPPLEMENTAL DISCLOSURE OF CASH FLOW
 INFORMATION:
    Cash paid for taxes                                   $     -      $     5
                                                          =======      =======











                 See accompanying notes to financial statements.

                                  CORTECH, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                   (UNAUDITED)

1.       General
         -------

              The accompanying unaudited financial statements of Cortech, Inc. ("Cortech" or the "Company") as of June 30, 2001 and for the three and six months ended June 30, 2001 and 2000 reflect all material adjustments consisting of only normal recurring adjustments, which, in the opinion of management, are necessary for a fair presentation of results for the interim periods. Certain information and footnote disclosures required under accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission, although the Company believes that the disclosures are adequate to make the information presented not misleading. These financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2000 as filed with the Securities and Exchange Commission.

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

              Prior year's financial statements have been reclassified to conform to the current year's presentation.

              The results of operations for the three and six months ended June 30, 2001 and 2000 are not necessarily indicative of the results to be expected for the entire year or for any other period.

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

3.       Related Party Transactions
         --------------------------

              An administrative fee of $15,000 per month is paid to Asset Value Fund Limited Partnership ("AVF") for management services performed for the Company. These services include corporate governance, financial management and accounting services. AVF is the beneficial owner of approximately 39% of the Company's Common Stock at June 30, 2001.

4.       Stock Options
         -------------

              On June 19, 2000, the Board of Directors restored the 1986 stock option plan and the 1993 equity incentive plan. Both plans had been suspended in 1997. In 2000, 190,000 stock options were issued to the officers and directors of the Company. Of the 190,000 stock options issued, 75,000 were incentive stock options and 115,000 were non-qualified stock options. On February 22, 2001 25,000 non-qualified stock options were exercised for proceeds of $175,000.

5.       Common Stock
         ------------

              On May 14, 2001, the Company announced a 100% stock dividend. The record date for the stock dividend was May 22, 2001 and the distribution date was June 1, 2001. Accordingly, all common share information has been restated to reflect this stock dividend.

              On October 30, 2000 the Board of Directors approved a stock repurchase program authorizing the Company to repurchase up to 320,000 shares of its Common Stock at prices deemed favorable from time to time in the open market or in privately negotiated transactions subject to market conditions, the Company's financial position and other considerations. As of June 30, 2001, 58,800 shares of Common Stock were repurchased for approximately $223,000. All shares repurchased were returned to the status of authorized but unissued shares.

6.       Net Income (Loss) Per Share
         ---------------------------

              Basic net income (loss) per share is computed by dividing net income (loss) by the weighted-average number of common shares outstanding. Diluted net income (loss) per share is computed by dividing net income (loss) by the sum of the weighted-average number of common shares outstanding plus the dilutive effect of shares issuable through the exercise of stock options.

              The shares used for basic earnings (loss) per share and diluted earnings (loss) per share are reconciled below (in 000's).



                                                      Three Months Ended            Six Months Ended
                                                            June 30,                      June 30,
                                                      -------------------          -------------------
                                                      2001          2000            2001         2000
                                                      -----         -----           -----        -----
         Average shares outstanding
            for basic earnings(loss) per share        3,696         3,704           3,705        3,704

         Dilutive effect of stock options                 -             -              21            -
                                                      -----         -----           -----        -----

         Average shares outstanding
            for dilutive earnings (loss) per share    3,696         3,704           3,726        3,704
                                                      =====         =====           =====        =====




              Excluded from the calculation of diluted loss per share for the three months ended June 30, 2001 are 23,482 common stock options which, if included, would have an antidilutive effect.

7.       Subsequent Event
         ----------------

              On August 7, 2001, the Company filed a Demand for Arbitration with the American Arbitration Association against Ono Pharmaceuticals, Inc. ("Ono") seeking resolution of a dispute regarding the interpretation of a June 28, 1999 Research, Development and License Agreement ("Agreement") with Ono. The Agreement provides for the development and commercialization of a pharmaceutical product. Cortech and Ono disagree with respect to Article IV of the Agreement, which concerns the scope of the license granted to Ono thereunder. Cortech seeks an order interpreting Article IV of the Agreement and related provisions, and the rights and obligations of the parties thereunder, including a determination of the payments to Cortech under Article VII of the Agreement. Cortech has no assurance that it will be successful in the arbitration, and, even if successful, the arbitration may require the Company to incur significant legal costs, impact the Company's ability to conduct business or take advantage of new business opportunities, lower the stock prices, or divert management's attention from the Company's primary business activities in general.

ITEM 2.  Management's  Discussion  and  Analysis  of  Financial   Condition  and
------   -----------------------------------------------------------------------
         Results of Operations
         ---------------------

     The following discussion and analysis should be read in conjunction with Cortech, Inc.'s ("Cortech" or the "Company") 2000 Annual Report on Form 10-KSB as well as the Company's financial statements and notes thereto included elsewhere in this Quarterly Report on Form 10-QSB. When used in this discussion, the word "expects" and similar expressions are intended to identify forward-looking statements. Such statements are subject to risks and uncertainties that could cause actual results to differ materially from those projected. The forward-looking statements contained herein speak only as of the date hereof. The Company expressly disclaims any obligation or undertaking to release publicly any updates or revisions to any forward-looking statements contained herein to reflect any change in the Company's expectations with regard thereto or any change in events, conditions or circumstances on which any such statement is based.

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

Results of Operations
---------------------

     Cortech had a net loss of $64,000 or $.02 basic and fully diluted loss per share for the quarter ended June 30, 2001 compared to net income of $163,000 or $.05 basic and fully diluted income per share for the same period in 2000. There was no net income for the six months ended June 30, 2001, compared to net income of $232,000 or $.07 basic and fully diluted income per share for the same period in 2000.

     Interest income was $165,000 and $357,000 in the three and six months ended June 30, 2001, respectively, compared to $170,000 and $375,000 for the same periods in 2000, a decrease of $5,000 and $18,000 in the three and six month periods, respectively. Lower yields on investments was the primary reason for this decrease.

     Other income in the three and six months ended June 30, 2000 relates to the settlement of a derivative action brought on behalf of the Company in which the Company recovered $96,000 net of court ordered payments. For more information on the settlement, see Note 2 of Notes to Financial Statements.

     General and administrative expenses were $225,000 and $349,000 in the three and six months ended June 30, 2001, respectively, and $95,000 and $228,000 in the same periods in 2000, respectively, an increase of $130,000 and $121,000. For the six months ended June 30, 2001, general and administrative expenses consisted of consulting fees of $102,000; administrative fees of $90,000; legal fees of $76,000 and all other expenses of $81,000. For the six months ended June 30, 2000, general and administrative expenses consisted of administrative fees of $90,000; legal fees of $59,000 and all other expense of $79,000. The increases in consulting and legal fees are due to the Company's increased efforts in seeking a collaborative partner.

Liquidity and Capital Resources
-------------------------------

     At June 30, 2001, the Company had cash and cash equivalents of approximately $13.6 million. Cash equivalents of $13.5 million consisted of U.S. Treasury Bills with an original maturity of three months or less with yields ranging between 3.33% and 3.51%. Management believes its cash and cash equivalents are sufficient for its remaining business activities and for the costs of seeking an acquisition of an operating business.

     Net cash of $22,000 was used by operating activities for the six months ended June 30, 2001 compared to net cash provided by operating activities of $249,000 for the same period in 2000. In 2001, changes in prepaid expenses, other assets and accrued liabilities were the reasons for the cash used. In 2000, cash flows from net income of $232,000 was the primary reason for the cash provided by operations.

     Net cash of $6.6 million was provided by investing activities in the six months ended June 30, 2001, due to the maturities of short-term investments. Net cash of $70,000 was provided by investing activities in the six months ended June 30, 2000, due to the purchases and maturities of short-term investments.

     Net cash of $48,000 was used in financing activities in the six months ended June 30, 2001 due to the issuance and repurchase of common stock of $175,000 and $223,000, respectively.

Subsequent Event
----------------

     On August 7, 2001, the Company filed a Demand for Arbitration with the American Arbitration Association against Ono Pharmaceuticals, Inc. ("Ono") seeking resolution of a dispute regarding the interpretation of a June 28, 1999 Research, Development and License Agreement ("Agreement") with Ono. The Agreement provides for the development and commercialization of a pharmaceutical product. Cortech and Ono disagree with respect to Article IV of the Agreement, which concerns the scope of the license granted to Ono thereunder. Cortech seeks an order interpreting Article IV of the Agreement and related provisions,and the rights and obligations of the parties thereunder, including a determination of the payments to Cortech under Article VII of the Agreement. Cortech has no assurance that it will be successful in the arbitration, and, even if successful, the arbitration may require the Company to incur significant legal costs, impact the Company's ability to conduct business or take advantage of new business opportunities, lower the stock prices, or divert management's attention from the Company's primary business activities in general.

PART II - OTHER INFORMATION
-------   -----------------

ITEM I  - LEGAL PROCEEDINGS
------    -----------------

     On August 7, 2001, the Company filed a Demand for Arbitration with the American Arbitration Association against Ono Pharmaceuticals, Inc. ("Ono") seeking resolution of a dispute regarding the interpretation of a June 28, 1999 Research, Development and License Agreement ("Agreement") with Ono. The Agreement provides for the development and commercialization of a pharmaceutical product. Cortech and Ono disagree with respect to Article IV of the Agreement, which concerns the scope of the license granted to Ono thereunder. Cortech seeks an order interpreting Article IV of the Agreement and related provisions,and the rights and obligations of the parties thereunder, including a determination of the payments to Cortech under Article VII of the Agreement. Cortech has no assurance that it will be successful in the arbitration, and, even if successful, the arbitration may require the Company to incur significant legal costs, impact the Company's ability to conduct business or take advantage of new business opportunities, lower the stock prices, or divert management's attention from the Company's primary business activities in general.

ITEM 4.   Submissions of Matters to a Vote of Security Holders
-------   ----------------------------------------------------

              The Company held its Annual Meeting of Stockholders on May 21, 2001. Two Class I Directors were elected. The following is a vote tabulation for the nominees:

                   NOMINEE              FOR          WITHHELD
                   -------              ---          --------

         Paul O. Koether             1,744,925         4,154

         John W. Galuchie, Jr.       1,744,926         4,153

              The shareholders also voted to ratify the selection of PricewaterhouseCoopers LLP as Independent Auditors of the Company for the year ended December 31, 2001. The following is a vote tabulation for the ratification.

                   FOR                WITHHELD                 AGAINST
                   ---                --------                 -------

                1,747,761               1,068                     250

ITEM 6.  Exhibits and Reports on Form 8-K
------   --------------------------------

a.       Exhibits

         None

b.       Reports on Form 8-K

         No reports on Form 8-K were filed during the quarter for which this report is being filed.

                                   SIGNATURES

     Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                             CORTECH, INC.



Date:  August 13, 2001                       /s/ Sue Ann Itzel
                                             ------------------------
                                             Sue Ann Itzel
                                             Treasurer
                                             (Principal Accounting
                                             and Financial Officer)