Form 10QSB
period 2001-09-30
CORTECH INC
filed 2001-11-13
CIK 728478

U.S. SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended: September 30, 2001
                                         ------------------

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

     State the number of shares outstanding of each of the issuer's classes of common equity: As of October 31, 2001, the issuer had 3,695,618 shares of its common stock, par value $.002 per share, outstanding.

         Transitional Small Business Disclosure Format (check one):
                                 Yes     No X
                                    ---    ---

PART I.  FINANCIAL INFORMATION
------   ---------------------
ITEM 1.  Financial Statements
------   --------------------



                                  CORTECH, INC.
                                  BALANCE SHEET
                                 ($000 Omitted)
                                   (UNAUDITED)

                                                              September 30,
                                                                  2001
                                                              -------------

Assets
------

Current assets:
   Cash and cash equivalents                                     $ 13,619
   Prepaid expenses and other                                          30
                                                                 --------
        Total current assets                                     $ 13,649
                                                                 ========


Liabilities and stockholders' equity

Current liabilities:
   Accrued liabilities                                           $    187
                                                                 --------
        Total current liabilities                                     187
                                                                 --------

Stockholders' equity:
   Preferred stock, $.002 par value,
    2,000,000 shares authorized,
    none issued                                                         -
   Common stock, $.002 par value, 5,000,000
    shares authorized, 3,695,618 shares
    issued and outstanding                                              7
   Additional paid-in capital                                      99,778
   Accumulated deficit                                          (  86,323)
                                                                 --------
        Total stockholders' equity                                 13,462
                                                                 --------
        Total liabilities and
          stockholders' equity                                   $ 13,649
                                                                 ========









                 See accompanying notes to financial statements.

                                  CORTECH, INC.
                            STATEMENTS OF OPERATIONS
                      ($000 Omitted, except per share data)
                                   (UNAUDITED)


                                                         Three Months Ended
                                                            September 30,
                                                         -------------------

                                                           2001       2000
                                                           ----       ----

Revenues:
  Interest income                                         $  115    $  200

Expenses:
  General and administrative                                 213        98
                                                          ------    ------


Income (loss) before income taxes                        (    98)      102
Provision (benefit) for income taxes                     (    16)        2
                                                          ------    ------
Net income (loss)                                        ($   82)   $  100
                                                          ======    ======


Basic and fully diluted net
  income (loss) per share                                ($  .02)   $  .03
                                                          ======    ======

Basic weighted average common
  shares outstanding (in 000's)                            3,696     3,704
                                                          ======    ======

Diluted weighted average common
  shares outstanding (in 000's)                            3,696     3,744
                                                          ======    ======

















                 See accompanying notes to financial statements.

                                  CORTECH, INC.
                            STATEMENTS OF OPERATIONS
                      ($000 Omitted, except per share data)
                                   (UNAUDITED)


                                                         Nine Months Ended
                                                           September 30,
                                                         ------------------

                                                          2001        2000
                                                          ----        ----

Revenues:
  Interest income                                       $  472       $  575
  Other income (Note 2)                                      -           96
                                                        ------       ------
    Total revenues                                         472          671
                                                        ------       ------

Expenses:
  General and administrative                               562          326
                                                        ------       ------

Income (loss) before income taxes                      (    90)         345
Provision (benefit) for income taxes                   (     8)          13
                                                        ------       ------
Net income (loss)                                      ($   82)      $  332
                                                        ======       ======

Basic and fully diluted net
 income (loss) per share                               ($  .02)      $  .09
                                                        ======       ======

Basic weighted average common
 shares outstanding (in 000's)                           3,702        3,704
                                                        ======       ======

Diluted weighted average common
 shares outstanding (in 000's)                           3,702        3,746
                                                        ======       ======















                 See accompanying notes to financial statements.

                                  CORTECH, INC.
                            STATEMENTS OF CASH FLOWS
                                 ($000 Omitted)
                                   (UNAUDITED)



                                                            Nine Months Ended
                                                              September 30,
                                                            -----------------
                                                             2001       2000
                                                             ----       ----

Cash flows from operating activities:
   Net income (loss)                                     ($     82)   $    332
   Adjustments:
     Change in prepaid expenses and other assets                51           3
     Change in accounts payable and accrued
       liabilities                                       (      20)  (       8)
                                                          --------    --------
      Net cash provided by (used in)
       operating activities                              (      51)        327
                                                          --------    --------

Cash flows from investing activities:
   Purchases of short-term investments                           -   (   6,498)
   Maturities of short-term investments                      6,611       6,568
                                                          --------    --------
      Net cash provided by investing activities              6,611          70
                                                          --------    --------

Cash flows from financing activities:
   Issuance of common stock                                    175           -
   Repurchase of common stock                            (     223)          -
                                                          --------    --------
      Net cash used in financing activities              (      48)          -
                                                          --------    --------

Net increase in cash and cash equivalents                    6,512         397
Cash and cash equivalents, beginning of period               7,107       6,648
                                                          --------    --------
Cash and cash equivalents, end of period                  $ 13,619    $  7,045
                                                          ========    ========


Supplemental disclosure of cash flow
   information:
       Cash paid for taxes                                $      -    $     12
                                                          ========    ========











                 See accompanying notes to financial statements.

                                  CORTECH, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                   (UNAUDITED)


1. General
   -------

     The accompanying unaudited financial statements of Cortech, Inc. ("Cortech" or the "Company") as of September 30, 2001 and for the three and nine months ended September 30, 2001 and 2000 reflect all material adjustments consisting of only normal recurring adjustments, which, in the opinion of management, are necessary for a fair presentation of results for the interim periods. Certain information and footnote disclosures required under accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission, although the Company believes that the disclosures are adequate to make the information presented not misleading. These financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2000 as filed with the Securities and Exchange Commission.

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

     The results of operations for the three and nine months ended September 30, 2001 and 2000 are not necessarily indicative of the results to be expected for the entire year or for any other period.

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

     On August 7, 2001, Cortech filed a Demand for Arbitration with the American Arbitration Association against Ono Pharmaceuticals, Inc. ("Ono") seeking resolution of a dispute regarding the interpretation of a June 28, 1999
Research, Development and License Agreement ("Agreement") with Ono. The Agreement provides for the development and commercialization of a pharmaceutical product. Cortech and Ono disagree with respect to Article IV of the Agreement, which concerns the scope of the license granted to Ono thereunder. Cortech seeks an order interpreting Article IV of the Agreement and related provisions, and the rights and obligations of the parties thereunder, including a determination of the payments to Cortech under Article VII of the Agreement. Cortech has no assurance that it will be successful in the arbitration, and, even if successful, the arbitration may require Cortech to incur significant legal costs, impact Cortech's ability to conduct business or take advantage of new business opportunities, lower the stock price, or divert management's attention from Cortech's primary business activities in general.


3. Related Party Transactions
   --------------------------

     An administrative fee of $15,000 per month is paid to Asset Value Fund Limited Partnership ("AVF") for management services performed for the Company. These services include corporate governance, financial management and accounting services. AVF is the beneficial owner of approximately 40% of the Company's Common Stock at September 30, 2001.

4. Stock Options
   -------------

     On June 19, 2000, the Board of Directors restored the 1986 stock option plan and the 1993 equity incentive plan. Both plans had been suspended in 1997. In 2000, 190,000 stock options were issued to the officers and directors of the Company. Of the 190,000 stock options issued, 75,000 were incentive stock options and 115,000 were non-qualified stock options. In the first quarter 2001, 25,000 non-qualified stock options were exercised for proceeds of $175,000.

5. Common Stock
   ------------

     On May 14, 2001, the Company announced a 100% stock dividend. The record date for the stock dividend was May 22, 2001 and the distribution date was June 1, 2001. Accordingly, all common share information has been restated to reflect this stock dividend.

     On October 30, 2000 the Board of Directors approved a stock repurchase program authorizing the Company to repurchase up to 320,000 shares of its Common Stock at prices deemed favorable from time to time in the open market or in privately negotiated transactions subject to market conditions, the Company's financial position and other considerations. As of September 30, 2001, 58,800 shares of Common Stock were repurchased for approximately $223,000. All shares repurchased were returned to the status of authorized but unissued shares.

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

     The shares used for basic income (loss) per share and diluted income (loss) per share are reconciled below (in 000's):


                                      Three Months Ended     Nine Months Ended
                                         September 30,         September 30,
                                      -------------------    -----------------
                                        2001       2000        2001      2000
                                       ------     ------      ------    ------


Average shares outstanding for
   basic income (loss) per share        3,696      3,704      3,702      3,704

Dilutive effect of stock options            -         40          -         42
                                        -----      -----      -----      -----

Average shares outstanding for
   diluted income (loss) per share      3,696      3,744      3,702      3,746
                                        =====      =====      =====      =====


     Excluded from the calculation of diluted loss per share for the three and nine months ended September 30, 2001 are 165,000 common stock options which, if included, would have an antidilutive effect.

ITEM 2.  Management's  Discussion  and  Analysis  of   Financial  Condition  and
------   Results of Operations
         ---------------------

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

Results of Operations
---------------------

     Cortech had a net loss of $82,000 or $.02 basic and fully diluted loss per share for the three and nine months ended September 30, 2001, compared to net income of $100,000 or $.03 basic and fully diluted earnings per share and $332,000 or $.09 basic and fully diluted earnings per share for the same periods in 2000, respectively.

     Interest income was $115,000 and $472,000 in the three and nine months ended September 30, 2001, respectively, compared to $200,000 and $575,000 for the same periods in 2000, a decrease of $85,000 and $103,000 in the three and nine month periods, respectively. Lower yields on investments was the primary reason for this decrease.

     Other income in the nine months ended September 30, 2000 relates to the settlement of a derivative action brought on behalf of the Company in which the Company recovered $96,000 net of court ordered payments. For more information on the settlement, see Note 2 of Notes to Financial Statements.

     General and administrative expenses were $213,000 and $562,000 in the three and nine months ended September 30, 2001, respectively, and $98,000 and $326,000 in the same periods in 2000, respectively, an increase of $115,000 and $236,000. For the three months ended September 30, 2001 general and administrative expenses consisted of legal expenses of $80,000; consulting fees of $61,000; administrative fees of $45,000 and all other expenses of $27,000. For the three months ended September 30, 2000, general and administrative expenses consisted of administrative fees of $45,000, insurance expenses of $17,000; legal expenses of $10,000 and all other expenses of $26,000. The increase in legal and consulting fees is a result of the Company's increased efforts in seeking a collaborative partner and expenses incurred in connection with the Company's arbitration against Ono. For the nine months ended September 30, 2001, general and administrative expenses consisted of consulting fees of $163,000; legal fees of $155,000; administrative fees of $135,000 and all other expenses of $109,000. For the nine months ended September 30, 2000, general and administrative expenses consisted of administrative fees of $135,000; legal fees of $68,000 and all other expenses of $123,000. The increase in consulting and legal fees is a result of the Company's increased efforts in seeking a collaborative partner and expenses incurred in connection with the Company's arbitration against Ono.

Liquidity and Capital Resources
-------------------------------

     At September 30, 2001, the Company had cash and cash equivalents of approximately $13.6 million. Cash equivalents of $13.6 million consisted of U.S. Treasury Bills with a maturity of three months or less at the date of purchase with yields ranging between 2.46% and 2.58%. Management believes its cash and cash equivalents are sufficient for its remaining business activities and for the costs of seeking an acquisition of an operating business.

     Net cash of $51,000 was used in operating activities for the nine months ended September 30, 2001 compared to net cash provided of $327,000 for the same period in 2000. In 2001, cash consumed by the net loss of $82,000 and the change in accounts payable and accrued liabilities of $20,000, was offset by the change in prepaid expenses and other assets of $51,000. In 2000, cash flows from net income of $332,000 was the primary reason for the cash provided by operations.

     Net cash of $6.6 million was provided by investing activities in the nine months ended September 30, 2001, due to the maturities of short-term investments. Net cash of $70,000 was provided by investing activities in the nine months ended September 30, 2000, due to the purchase and maturities of short-term investments.

     Net cash of $48,000 was used in financing activities in the nine months ended September 30, 2001, due to the issuance and repurchase of common stock.

PART II - OTHER INFORMATION
-------   -----------------
ITEM 1.   LEGAL PROCEEDINGS
------    -----------------

     On August 7, 2001, Cortech filed a Demand for Arbitration with the American Arbitration Association against Ono Pharmaceuticals, Inc. ("Ono") seeking resolution of a dispute regarding the interpretation of a June 28, 1999
Research, Development and License Agreement ("Agreement") with Ono. The Agreement provides for the development and commercialization of a pharmaceutical product. Cortech and Ono disagree with respect to Article IV of the Agreement, which concerns the scope of the license granted to Ono thereunder. Cortech seeks an order interpreting Article IV of the Agreement and related provisions, and the rights and obligations of the parties thereunder, including a determination of the payments to Cortech under Article VII of the Agreement. Cortech has no assurance that it will be successful in the arbitration, and, even if successful, the arbitration may require Cortech to incur significant legal costs, impact Cortech's ability to conduct business or take advantage of new business opportunities, lower the stock price, or divert management's attention from Cortech's primary business activities in general.

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

                                            CORTECH, INC.


Date: November 13, 2001                     /s/ Sue Ann Itzel
                                            ---------------------------
                                            Sue Ann Itzel
                                            Treasurer
                                            (Principal Accounting and
                                            Financial Officer)