Form 10KSB
period 2001-12-31
CORTECH INC
filed 2002-03-26
CIK 728478

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

MARK ONE:

[X] Annual Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934.
        For the Fiscal year ended December 31, 2001

[ ] Transaction Report Under Section 13 or 15 (d) of the Securities Exchange Act of 1934
        For the transition period from ________ to ________.

                         Commission file number 0-20726
                                                -------

                                  CORTECH, INC.
                                 ---------------
                 (Name of small business issuer in its charter)

            DELAWARE                                              84-0894091
------------------------------------                          ----------------
(State or other jurisdiction                                  (I.R.S. Employer
of incorporation or organization)                            Identification No.)

           376 Main Street, P.O. Box 74, Bedminster, New Jersey 07921
           ----------------------------------------------------------
             (Address of principal executive offices with Zip Code)

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

     Check if there is no disclosure of delinquent filers in response to item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of issuer's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

     Issuer's revenues for the fiscal year ended December 31, 2001 were approximately $551,000.

     As of February 28, 2002, there were 3,690,312 shares of common stock outstanding. The aggregate market value of the common stock held by non-affiliates of the issuer, based upon the closing price on the NASDAQ National Market, was approximately $7.9 million.

     Traditional Small Business Disclosure Format    Yes    No X
                                                        ---   ---

     Portions of the following documents are incorporated by reference in this Report on Form 10-KSB:

     1. Information set forth in Part III of this report is incorporated by reference to the Registrants 2002 Proxy Statement.

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

     In June 1999, the Company finalized an Agreement to license to Ono Pharmaceutical Co., Ltd. of Osaka Japan ("Ono") the worldwide rights to an oral elastase inhibitor program on which the two companies have been collaborating (the "Agreement"). Prior to the Agreement, Ono's rights to this technology were limited to the territories of Korea, Japan, China and Taiwan. In connection with the expansion of Ono's rights to the technology, Cortech received a $2,000,000 payment less applicable taxes both in the United States and Japan. Ono withheld at the source $200,000 of withholding taxes which they remitted directly to the Japanese taxing authorities. This withholding tax was expensed in 1999. The Company believed it was not liable for this withholding and appealed the withholding, seeking reimbursement from the Japanese taxing authorities. The Company was informed by the Japanese taxing authorities that its appeal was denied. If Ono's studies of the technology are favorable, Cortech could also receive milestone payments of up to $9.5 million. Ono also agreed to pay Cortech a royalty on sales generated outside the original territories on products using

Cortech's technology. Milestone payments or royalties are not assured and in any event could be expected only after several more years of continued evaluation of the technology by Ono. On August 7, 2001, Cortech filed a Demand for Arbitration with the American Arbitration Association against Ono seeking resolution of a dispute regarding the interpretation of the Agreement. The Agreement provides for the development and commercialization of a pharmaceutical product. Cortech and Ono disagree with respect to Article IV of the Agreement, which concerns the scope of interpreting Article IV of the Agreement and related provisions, and the rights and obligations of the parties thereunder, including a determination of the payments to Cortech under Article VII of the Agreement. On December 20, 2001, Ono filed its Statement of Defense and Counterclaims, seeking an order interpreting other provisions of the Agreement including, without limitation, certain provisions relating to the rights and obligations of the parties with respect to so-called "Improved Compounds," as defined in the Agreement. Cortech has no assurance that it will be successful in the arbitration, and, even if successful, the arbitration may require Cortech to incur significant legal costs, impact Cortech's ability to conduct business or take advantage of new business opportunities, lower the stock price, or divert management's attention from Cortech's primary business activities in general.

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

     In June 1999, the Company finalized an Agreement to license to Ono the worldwide rights to the oral elastase inhibitor program on which the two companies had been collaborating (the "Agreement"). Prior to the Agreement, Ono's rights to this technology were limited to the territories of Korea, Japan, China and Taiwan. In connection with the expansion of Ono's rights to the technology, Cortech received a $2,000,000 payment less applicable taxes both in the United States and Japan. Ono withheld at the source $200,000 of withholding taxes which they remitted directly to the Japanese taxing authorities. This withholding tax was expensed in 1999. The Company believed it was not liable for this withholding and appealed the withholding, seeking reimbursement from the Japanese taxing authorities. The Company was informed by the Japanese taxing authorities that its appeal was denied.

     If Ono's development efforts are successful, Cortech could also receive milestone payments of up to $9.5 million. Ono also agreed to pay Cortech a royalty on sales generated outside the original territories on products using Cortech's technology. Milestone payments or royalties are not assured and in any event could be expected only after several more years of continued evaluation of the technology by Ono. On August 7, 2001, Cortech filed a Demand for Arbitration with the American Arbitration Association against Ono seeking resolution of a dispute regarding the interpretation of the Agreement. The Agreement provides for the development and commercialization of a pharmaceutical product. Cortech and Ono disagree with respect to Article IV of the Agreement, which concerns the scope of interpreting Article IV of the Agreement and related provisions, and the rights and obligations of the parties thereunder, including a determination of the payments to Cortech under Article VII of the Agreement. On December 20, 2001, Ono filed its Statement of Defense and Counterclaims, seeking an order interpreting other provisions of the Agreement including, without limitation, certain provisions relating to the rights and obligations of the parties with respect to so-called "Improved Compounds," as defined in the Agreement. Cortech has no assurance that it will be successful in the arbitration, and, even if successful, the arbitration may require Cortech to incur significant legal costs, impact Cortech's ability to conduct business or take advantage of new business opportunities, lower the stock price, or divert management's attention from Cortech's primary business activities in general.

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

     Cortech has patent protection related to the following: protease inhibitors, bradykinin antagonists and immunology vaccines and treatments. Cortech holds nineteen United States patents and has numerous United States patent applications pending which concern protease inhibitors. Cortech holds four United States patents and has numerous United States patent applications pending which concern bradykinin antagonists. In addition, Cortech holds forty-eight foreign patents and has numerous foreign patents pending concerning protease inhibitors and bradykinin antagonists.

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

     The FDA may, during its review of an NDA, ask for additional data, and may also require postmarketing testing, including potentially expensive Phase IV studies. In addition, postmarketing surveillance to monitor the safety and effectiveness of the drug must be done by the sponsor. The FDA may in some circumstances impose additional restrictions on the use and/or promotion of the drug that may be difficult and expensive to administer.

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

Human Resources
---------------

     Currently, Cortech has no compensated employees.

ITEM 2. -    DESCRIPTION OF PROPERTY
-------      -----------------------

     None

ITEM 3. -    LEGAL PROCEEDINGS
-------      -----------------

     On August 7, 2001, Cortech filed a Demand for Arbitration with the American Arbitration Association against Ono Pharmaceuticals, Inc. ("Ono") seeking resolution of a dispute regarding the interpretation of a June 28, 1999 Research, Development and License Agreement ("Agreement") with Ono (the "Ono Arbitration"). The Agreement provides for the development and commercialization of a pharmaceutical product. Cortech and Ono disagree with respect to Article IV of the Agreement, which concerns the scope of the license granted to Ono thereunder. Cortech seeks an order interpreting Article IV of the Agreement and related provisions, and the rights and obligations of the parties thereunder, including a determination of the payments to Cortech under Article VII of the Agreement. On December 20, 2001, Ono filed its Statement of Defense and Counterclaims, seeking an order interpreting other provisions of the Agreement including, without limitation, certain provisions relating to the rights and obligations of the parties with respect to so-called "Improved Compounds," as defined in the Agreement. Cortech has no assurance that it will be successful in the arbitration, and, even if successful, the arbitration may require Cortech to incur significant legal costs, impact Cortech's ability to conduct business or take advantage of new business opportunities, lower the stock price, or divert management's attention from Cortech's primary business activities in general.

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


ITEM 4. -    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
-------      ---------------------------------------------------

         None

                                     PART II
                                     -------

ITEM 5. -    MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS
-------      --------------------------------------------------------

     At February 28, 2002, the Company had approximately 440 stockholders of record. The Company's common stock currently trades on the NASDAQ National Market System under the symbol "CRTQ". On February 28, 2002, the closing price per share of the common stock was $3.71.

     On May 14, 2001, the Company announced a 100% stock dividend. The record date and distribution date for the stock dividend was May 22, 2001 and June 1, 2001, respectively.

     The following table sets forth the high and low closing prices for the common stock for the periods indicated, as reported by NASDAQ on the National
Market System. All closing prices have been adjusted to reflect the stock dividend.

                                                  Low          High
                                                 -----        -------
       Calendar Quarter Ended:
       2001
       ----

              March 31                          $ 3.64        $ 4.25
              June 30                             3.75          5.30
              September 30                        3.75          4.12
              December 31                         3.90          4.15

       2000
       ----

              March 31                          $ 2.88        $ 5.25
              June 30                             3.53          5.63
              September 30                        3.50          4.34
              December 31                         3.13          6.38


     The Company has not paid any cash dividends on its Common Stock since its inception and does not intend to pay any cash dividends in the foreseeable future.

ITEM 6. -    MANAGEMENT'S  DISCUSSION  AND  ANALYSIS OF FINANCIAL  CONDITION AND
-------      -------------------------------------------------------------------
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

Results of Operations
---------------------

Revenues
--------

     Revenues for the year ended December 31, 2001 were $551,000 compared to revenues of $877,000 for the year ended December 31, 2000.

     Interest income decreased from $781,000 in 2000 to $551,000 in 2001. Lower yields on investment balances was the primary reason for this decrease.

     In 2000, other income relates to the settlement of a derivative action brought on behalf of the Company in which the Company recovered $96,000 net of court ordered payments. (For more information on the settlement, see Note 7 of Notes to Financial Statements.)

     General and administrative expenses increased from $454,000 in 2000 to $795,000 in 2001. This increase was due principally to higher legal and consulting fees incurred in connection with the Company's increased efforts in seeking a collaborative partner and the Ono Arbitration. For more information on the Ono Arbitration see Item 3.-Legal Proceedings.

Liquidity and Capital Resources
-------------------------------

     At December 31, 2001, the Company had cash and cash equivalents of $13.4 million. Cash equivalents consisted of U.S. Treasury Bills with original maturities of three months or less and yields ranging from 1.63% to 1.729%. Working capital at December 31, 2001 was approximately $13.3 million. Management believes its cash and cash equivalents are sufficient for its remaining business activities and for the costs of seeking an acquisition of an operating business.

     Net cash of approximately $222,000 was used in operations in 2001 due primarily to the net loss of $236,000. In 2000, net cash of approximately $502,000 was provided by operations, due primarily to the net income of $401,000.

     In 2001, cash of $6.6 million was provided by investing activities due to the maturity of short-term investments. Net cash used in investing activities was $43,000 in 2000, due to the purchase and maturities of short-term investments.

     Net cash of $48,000 was used in financing activities in 2001, due to the issuance and repurchase of common stock.

Factors Which May Affect Future Results
---------------------------------------

     Future earnings of the Company are dependent on interest rates earned on the Company's invested balances and expenses incurred, particularly legal expenses associated with the Ono Arbitration (See Item 3. - Legal Proceedings).

Other Disclosures - Related Party Transactions
----------------------------------------------

     A management fee of $15,000 per month is paid to Asset Value Fund Limited Partnership for management services performed for the Company. These services include corporate governance, financial management, and accounting services.

Other Matters
-------------

     Net Operating Loss Carryforwards and Tax Credits: As of December 31, 2001, Cortech had approximately $85 million of net operating loss carryforwards("NOL") for income tax purposes. In addition, Cortech has approximately $3.1 million of research and development and foreign tax credit carryforwards available to offset future federal income tax, subject to limitations for alternative minimum tax. The NOL's and credit carryforwards expire in various years from 2005 through 2021. Cortech's use of operating loss carryforwards and tax credit carryforwards is subject to limitations imposed by the Internal Revenue Code.

ITEM 7. -    FINANCIAL STATEMENTS
-------      --------------------

         The financial statements filed with this item are listed below:

         Report of Independent Accountants

         Financial Statements:

                  Balance Sheet as of December 31, 2001

                  Statements of Operations for the Years ended December 31, 2001 and 2000

                  Statements of Stockholders' Equity for the Years ended December 31, 2001 and 2000

                  Statements of Cash Flows for the Years ended December 31, 2001 and 2000

                  Notes to Financial Statements

                                                      PricewaterhouseCoopers LLP
                                                                400 Campus Drive
                                                                    P.O. Box 988
                                                          Florham Park, NJ 07932
                                                        Telephone (973) 236 4000
                                                        Facsimile (973) 236 5000




                        Report of Independent Accountants


To Shareholders and Directors of
Cortech, Inc.:

In our opinion, the accompanying balance sheet and the related statements of operations, of stockholders' equity and of cash flows present fairly, in all material respects, the financial position of Cortech, Inc. at December 31, 2001, and the results of its operations and its cash flows for each of the years ended December 31, 2001 and 2000 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.



/s/ PricewaterhouseCoopers LLP

February 28, 2002

                                  CORTECH, INC.
                                  BALANCE SHEET
                                December 31, 2001
                                   (in 000's)



ASSETS
------

Current assets:
    Cash and cash equivalents                                      $  13,448
    Other assets                                                          38
                                                                   ---------
         Total assets                                              $  13,486
                                                                   =========


LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------

Current liabilities:
    Accrued liabilities                                            $     179
                                                                   ---------
         Total liabilities                                               179
                                                                   ---------

Commitments and contingencies (Note 7)


Stockholders' equity (Note 4):

    Preferred stock, $.002 par value 2,000,000 shares
      authorized, none issued                                              -
    Common stock, par value $.002;
      5,000,000 shares authorized;
      3,695,620 shares issued and outstanding                              7
    Additional paid-in capital                                        99,778
    Accumulated deficit                                           (   86,478)
                                                                   ---------
         Total stockholders' equity                                   13,307
                                                                   ---------
         Total liabilities and stockholders' equity                $  13,486
                                                                   =========











                 See accompanying notes to financial statements.

                                  CORTECH, INC.
                            STATEMENTS OF OPERATIONS
                      (in 000's, except per share amounts)



                                                     Year Ended December 31,
                                                   --------------------------
                                                     2001              2000
                                                    ------            ------

Revenues:
   Interest income                                 $   551           $   781
   Other income                                          -                96
                                                   -------           -------
       Total revenues                                  551               877

Expenses:
   General and administrative                          795               454
                                                   -------           -------

Income (loss) before income taxes                 (    244)              423
Provision (benefit) for income taxes              (      8)               22
                                                   -------           -------
Net income (loss)                                 ($   236)          $   401
                                                   =======           =======

Basic and diluted net income (loss) per share     ($   .06)          $   .11
                                                   =======           =======

Weighted average common shares
  outstanding                                        3,700             3,704
                                                   =======           =======










                 See accompanying notes to financial statements.

                                  CORTECH, INC.
                   STATEMENTS OF STOCKHOLDERS' EQUITY (NOTE 4)
                                   (in 000's)



                                       Common Stock         Additional
                                       ------------           Paid-In      Accumulated
                                   Shares       Amount        Capital        Deficit         Total
                                   ------       ------      -----------    -----------       -----




Balance, December 31, 1999          3,704      $     7        $99,827       ($86,643)       $13,191

Net income                              -            -              -            401            401
                                  -------      -------        -------        -------        -------

Balance, December 31, 2000          3,704            7         99,827       ( 86,242)        13,592

Issuance of common stock               50            -            175              -            175

Repurchase of common stock       (     58)           -       (    223)             -       (    223)

Net loss                                -            -              -       (    236)      (    236)

Effect of stock dividend                -            -       (      1)             -       (      1)
                                  -------      -------        -------        -------        -------

Balance, December 31, 2001          3,696      $     7        $99,778       ($86,478)       $13,307
                                  =======      =======        =======        =======        =======

















                 See accompanying notes to financial statements.

                                  CORTECH, INC.
                            STATEMENTS OF CASH FLOWS
                                   (in 000's)


                                                                      Year Ended December 31,
                                                                    ---------------------------
                                                                       2001              2000
                                                                      ------            ------

Cash flows from operating activities:
  Net income (loss)                                                 ($   236)          $   401
    Adjustments:
      Decrease in other assets                                            43                74
      Increase (decrease) in accrued liabilities and other          (     29)               27
                                                                     -------           -------
      Net cash provided by (used in) operating activities           (    222)              502
                                                                     -------           -------

Cash flows from investing activities:
  Purchases of short-term investments                                      -          ( 13,097)
  Maturities of short-term investments                                 6,611            13,054
                                                                     -------           -------
      Net cash provided by (used in) investing activities              6,611          (     43)
                                                                     -------           -------

Cash flows from financing activities:
  Issuance of common stock                                               175                 -
  Repurchase of common stock                                        (    223)                -
                                                                     -------           -------
      Net cash used in financing activities                         (     48)                -
                                                                     -------           -------

Net increase in cash and cash equivalents                              6,341               459
Cash and cash equivalents at beginning of period                       7,107             6,648
                                                                     -------           -------
Cash and cash equivalents at end of period                           $13,448           $ 7,107
                                                                     =======           =======

Supplemental disclosure cash flow information:
  Cash paid for taxes                                                $     -           $    24
                                                                     =======           =======








                 See accompanying notes to financial statements.

                                  CORTECH, INC.
                          NOTES TO FINANCIAL STATEMENTS

                     Years Ended December 31, 2001 and 2000

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

                     Years Ended December 31, 2001 and 2000

       Short-Term Investments
       ----------------------

            Short-term investments consist of U.S. Treasury Bills purchased with an original maturity of six months and are valued at cost plus accrued interest, which approximates the fair market value. The company had no short-term investments at December 31, 2001.

       Basic and Diluted Net Income (Loss) Per Share
       ---------------------------------------------

            Basic earnings (loss) per common share are computed by dividing net income (loss) by the weighted-average number of common shares outstanding. Diluted earnings (loss) per share are computed by dividing net income (loss) by the sum of the weighted-average number of common shares outstanding plus the dilutive effect of shares issuable through the exercise of stock options.

            The shares used for basic earnings (loss) per common share and diluted earnings per common share are reconciled below.


                                                                   (Shares in Thousands)
                                                                  2001               2000
                                                                  ----               ----
            Basic earnings (loss) per common share:
               Average shares outstanding for basic
                  earnings (loss) per share                       3,700              3,704
                                                                  =====              =====

           Diluted earnings (loss) per common share:
               Average shares outstanding for basic
                  earnings (loss) per share                       3,700              3,704
               Dilutive effect of stock options                       -                 44
                                                                  -----              -----
               Average shares outstanding for diluted
                  earnings (loss) per share                       3,700              3,748
                                                                  =====              =====


            Excluded from the calculation of earnings (loss) per share in 2001 are 330,000 common stock options which, if included would have an antidilutive effect.


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

                     Years Ended December 31, 2001 and 2000

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

            In June 1999, the Company finalized an agreement to license to Ono the worldwide rights to the oral elastase inhibitor program on which the two companies had been collaborating (the "Agreement"). In connection with the expansion of Ono's rights to the technology, Cortech received a $2,000,000 payment less applicable taxes both in the United States and Japan. Ono withheld at the source $200,000 of withholding taxes which they remitted directly to the Japanese taxing authorities. This withholding tax was expensed in 1999. If Ono's studies of the technology are favorable, Cortech could also receive milestone payments of up to $9.5 million. Ono also agreed to pay Cortech a royalty on sales generated outside the original territories on products using Cortech's technology. Milestone payments or royalties are not assured and in any event could be expected only after several more years of continued evaluation of the technology by Ono. On August 7, 2001, Cortech filed a Demand for Arbitration with the American Arbitration Association against Ono seeking resolution of a dispute regarding the interpretation of the Agreement. The Agreement provides for the development and commercialization of a pharmaceutical product. Cortech and Ono disagree with respect to Article IV of the Agreement, which concerns the scope of interpreting Article IV of the Agreement and related provisions, and the rights and obligations of the parties thereunder, including a determination of the payments to Cortech under Article VII of the Agreement. On December 20, 2001, Ono filed its Statement of Defense and Counterclaims, seeking an order interpreting other provisions of the Agreement including, without limitation, certain provisions relating to the rights and obligations of

                                 CORTECH, INC.
                          NOTES TO FINANCIAL STATEMENTS

                     Years Ended December 31, 2001 and 2000

       the parties with respect to so-called "Improved Compounds," as defined in the Agreement. Cortech has no assurance that it will be successful in the arbitration, and, even if successful, the arbitration may require Cortech to incur significant legal costs, impact Cortech's ability to conduct business or take advantage of new business opportunities, lower the stock price, or divert management's attention from Cortech's primary business activities in general.

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

            On October 30, 2000, the Board of Directors approved a stock repurchase program authorizing the Company to repurchase up to 320,000 shares of its Common Stock at prices deemed favorable from time to time in the open market or in privately negotiated transactions subject to market conditions, the Company's financial position and other considerations. As of December 31, 2001, 58,800 shares of Common Stock were repurchased for approximately $223,000. All shares repurchased were returned to the status of authorized but unissued shares.

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

            Companies that do not adopt the new expense recognition rules of SFAS No. 123 will continue to apply the existing rules contained in

                                 CORTECH, INC.
                          NOTES TO FINANCIAL STATEMENTS

                     Years Ended December 31, 2001 and 2000


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

                                                      2001              2000
                                                      ----              ----
         Net income (loss)
            As reported (in $000's)                  ($ 236)            $ 401
            Pro forma (in $000's)                    ($ 361)            $ 339

         Basic net income (loss) per share:
            As reported                              ($ .06)            $ .11
            Pro forma                                ($ .10)            $ .09

         Diluted net income (loss) per share:
            As reported                              ($ .06)            $ .11
            Pro forma                                ($ .10)            $ .09


            All options granted to date have an exercise price equal to the market price of the Company's stock on the grant date. For purposes of calculating the compensation cost consistent with FASB Statement 123, the fair value of each option grant was estimated on the grant date using the Black-Scholes option-pricing model with the following assumptions used: no dividend yield; expected volatility of 113.85 percent in 2000; risk free interest rates of 5.00 percent; and weighted average expected lives of 10 years. No options were granted in 2001.

            The Company's 1986 Stock Option Plan ("1986 Plan") authorizes the grant of stock options to officers and employees of the Company to purchase an aggregate of 300,000 shares of common stock. Although 81,420 shares were available under the 1986 Plan as of December 19, 1997, on such date the Board of Directors effectively suspended future grants of options under the 1986 Plan to the extent that any such grant would

                                 CORTECH, INC.
                          NOTES TO FINANCIAL STATEMENTS

                     Years Ended December 31, 2001 and 2000


       increase the shares subject to outstanding grants above the figure as of such date. On June 19, 2000, the Board of Directors restored the 1986 Plan. In 2000, 230,000 stock options were issued under the 1986 Plan at prices ranging from $3.50 to $3.6875, the approximate fair market values at the time of grant.

            The Company's 1993 Equity Incentive Plan ("1993 Plan"), approved by the stockholders on May 10, 1994, authorizes the issuance of 340,000 shares through the grant of options to purchase common stock, stock bonuses, and rights to purchase restricted stock. The options outstanding as of December 31, 1999 generally become exercisable in varying amounts over a five-year period from the date of grant. Although 74,170 shares were available under the 1993 Plan as of December 19, 1997, on such date the Board of Directors effectively suspended further grants of options under the 1993 Plan to the extent that any such grant would increase the shares subject to outstanding grants above the figures as of such date. On June 19, 2000, the Board of Directors restored the 1993 Plan. In 2000, 150,000 stock options were issued under this plan at $3.50 per share, the approximate fair market value at the time of grant.

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

            ISOs may not be granted at an exercise price of less than the fair market value of the common stock at the date of grant. If an ISO is granted to an employee who owns more than 10% of the Company's total voting stock, such exercise price shall be at least 110% of fair market value of the common stock, and the ISO shall not be exercisable until after five years from the date of grant. The exercise price of each NSO may not be less than 85% of the fair market value of the common stock at the date of grant. The ISOs outstanding as of December 31, 2001, generally become exercisable in varying amounts over a two-to-five year period from the date of grant. NSOs also generally become exercisable over a two-to-five year period.

                                  CORTECH, INC.
                          NOTES TO FINANCIAL STATEMENTS

                     Years Ended December 31, 2001 and 2000


            Each of these plans also provides for stock appreciation rights, which may be granted with respect to any stock option. No stock appreciation rights have been granted as of December 31, 2001.

            During 1991, a Nonemployee Directors' Stock Option Plan was approved which authorized the grant of stock options to purchase up to 30,000 shares of common stock to the nonemployee directors of the Company. The exercise price of the options is equal to the fair market value of the shares on the date of grant, which is generally the later of initiation of the plan or the date of election to the Board of Directors. In March 1993, the Board of Directors suspended further grants under this plan. Vesting of the options occurred upon the participation by a director in a Board meeting. No options were granted in 2001 or 2000. The Company recorded the difference between the fair market value of the underlying common stock and the exercise price as compensation expense over the vesting period.

            The  Company's  1992   Nonemployee  Directors'  Stock   Option  Plan
       authorizes the granting of options to purchase up to 80,000 shares of common stock to the nonemployee directors of the Company. The plan was originally approved by the stockholders on May 17, 1993, and an amendment to the plan was approved by the stockholders on May 10, 1994. No options were granted during 2001 or 2000.

                                  CORTECH, INC.
                          NOTES TO FINANCIAL STATEMENTS

                     Years Ended December 31, 2001 and 2000

            A summary of the status of the Company's 1986 Plan, 1993 Plan and nonemployee directors' stock option plans as of December 31, 2001 and 2000 and changes during the years ended on those dates is presented below:


                                          2001                                  2000
                              ---------------------------            ----------------------------
                                         Weighted-Average                      Weighted-Average
                              Shares      Exercise Price             Shares     Exercise Price
                              ------    -----------------            ------    ------------------

Options outstanding
 at beginning of year        554,552          $  5.65               174,552           $10.29
Granted                            -                -               380,000             3.51
Forfeited/canceled          ( 18,600)           13.00                     -                -
Exercised                   ( 50,000)            3.50                     -                -
                             -------                                -------
Outstanding at
 year end                    485,952             5.59               554,552             5.65
                             =======                                =======
Options exercisable
 at year end                 359,286             6.32               301,216             7.44
                             =======                                =======



            The  Company  granted   other  options  to   certain  directors  and
       consultants:


                                          2001                                  2000
                              ---------------------------            ----------------------------
                                         Weighted-Average                      Weighted-Average
                              Shares      Exercise Price             Shares     Exercise Price
                              ------    -----------------            ------    ------------------

Options outstanding
 at beginning of year         21,602           $20.18                21,602           $20.18
Forfeited/cancelled          (   600)           13.00                     -                -
                              ------                                 ------
Outstanding at
 year end                     21,002            20.39                21,602            20.18
                              ======                                 ======
Options exercisable
 at year end                  21,002            20.39                21,602            20.18
                              ======                                 ======



            For options outstanding and exercisable at December 31, 2001, the exercise price ranges are:



                                   Options Outstanding                                    Options Exercisable
                 ------------------------------------------------------    ----------------------------------------------------

                       Number         Weighted-Average     Weighted-           Number          Weighted-Average     Weighted-
   Range of        Outstanding at      Remaining Life       Average         Outstanding at      Remaining Life       Average
Exercise Prices   December 31, 2001      (in years)      Exercise Price    December 31, 2001     (in years)      Exercise Price
-----------------------------------------------------------------------    ----------------------------------------------------

  $3.50-$10.00        453,801               7.08            $ 4.87              327,135             6.51            $ 5.40
   10.01-20.00         44,236               3.83             12.92               44,236             3.83             12.92
   40.00-43.75          8,917                .31             40.31                8,917              .31             40.31
                      -------                                                   -------
                      506,954                                                   380,288
                      =======                                                   =======


                                  CORTECH, INC.
                          NOTES TO FINANCIAL STATEMENTS

                     Years Ended December 31, 2001 and 2000


5.     Income Taxes
       ------------

            As of December 31, 2001, the Company has approximately $85 million of net operating loss carryforwards ("NOL") for income tax purposes and approximately $3.1 million of research and development and foreign tax credit carryforwards available to offset future federal income tax, subject to limitations for alternative minimum tax. The NOL's and credit carryforwards are subject to examination by the tax authorities and expire in various years from 2005 through 2021.

            The components of income tax expense (benefit) are as follows (in 000's):

                                                         2001        2000
                                                         ----        ----

                          Federal-current               ($  8)      $   9
                          State-current                     -          13
                          Foreign-current                   -           -
                                                         ----       -----
                                                        ($  8)      $  22
                                                         ====       =====

            The income tax expense (benefit) for the year ended December 31, 2001 and 2000 is different from the amount computed by multiplying total earnings before income taxes by the statutory Federal income tax rate of 34%. The reasons for this difference and the related tax effect are as follows (in 000's):

                                                        2001             2000
                                                        ----             ----

       Income (loss) before income taxes               ($ 244)          $  423
       Statutory federal income tax rate                  34%              34%
                                                        -----           ------
       Expected income tax expense (benefit)           (   83)             144
       State tax                                            -                9
       Change in valuation allowance
         of operating losses                               83           (  142)
       Expiring research credit carryforwards               -                7
       Other, net                                      (    8)               4
                                                        -----           ------
       Provision (benefit) for income tax              ($   8)          $   22
                                                        =====           ======

            Deferred income taxes reflect the net effects of (a) temporary differences between the carrying amounts of assets and liabilities for financial statement purposes and the amounts used for income tax purposes, and (b) operating loss and tax credit carryforwards.

                                  CORTECH, INC.
                          NOTES TO FINANCIAL STATEMENTS

                     Years Ended December 31, 2001 and 2000


            The tax effect of significant items comprising the Company's net deferred tax asset as of December 31, 2001 are as follows (in 000's):

            Net operating loss carryforwards                         $ 28,767
            Research and development and other credits                  3,060
                                                                     --------
                                                                       31,827
            Valuation allowance                                     (  31,827)
                                                                     --------
            Net deferred tax asset                                   $      -
                                                                     ========

            Management believes the deferred tax assets as of December 31, 2001 do not satisfy the realization criteria set forth in SFAS No. 109 and has recorded a valuation allowance for the entire net tax asset. By recording a valuation allowance for the entire amount of future tax benefits, the Company has not recognized a deferred tax benefit for income taxes in its statements of operations.

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

                     Years Ended December 31, 2001 and 2000


6.     Employee Retirement Plan
       ------------------------

            The  Company  provided  a   defined  contribution  401(k)  plan  for
       eligible employees which was discontinued effective December 31, 2000. Employee contributions to the plan were voluntary.

7.     Legal Proceedings
       -----------------

            On  August  7, 2001, Cortech filed a Demand for Arbitration with the
       American Arbitration Association against Ono Pharmaceuticals, Inc. ("Ono") seeking resolution of a dispute regarding the interpretation of a June 28, 1999 Research, Development and License Agreement ("Agreement") with Ono. The Agreement provides for the development and commercialization of a pharmaceutical product. Cortech and Ono disagree with respect to Article IV of the Agreement, which concerns the scope of the license granted to Ono thereunder. Cortech seeks an order interpreting Article IV of the Agreement and related provisions, and the rights and obligations of the parties thereunder, including a determination of the payments to Cortech under Article VII of the Agreement. On December 20, 2001, Ono filed its Statement of Defense and Counterclaims, seeking an order interpreting other provisions of the Agreement including, without limitation, certain provisions relating to the rights and obligations of the parties with respect to so-called "Improved Compounds," as defined in the Agreement. Cortech has no assurance that it will be successful in the arbitration, and, even if successful, the arbitration may require Cortech to incur significant legal costs, impact Cortech's ability to conduct business or take advantage of new business opportunities, lower the stock price, or divert management's attention from Cortech's primary business activities in general.

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

                                 CORTECH, INC.
                          NOTES TO FINANCIAL STATEMENTS

                     Years Ended December 31, 2001 and 2000


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

Item 8. - CHANGES  IN  AND  DISAGREEMENTS  WITH  ACCOUNTANTS  ON  ACCOUNTING AND
-------   ----------------------------------------------------------------------
          FINANCIAL DISCLOSURE
          --------------------

          None

                                    PART III
                                    --------

     ITEM 9. -   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
     -------     --------------------------------------------------

        The information required under this item is incorporated by reference to Cortech's 2002 Proxy Statement.

     ITEM 10. -  EXECUTIVE COMPENSATION
     --------    ----------------------

        The information required under this item is incorporated by reference to Cortech's 2002 Proxy Statement.

     ITEM 11. -  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.
     --------    ---------------------------------------------------------------

        The information required under this item is incorporated by reference to Cortech's 2002 Proxy Statement.

     ITEM 12. -  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
     --------    ----------------------------------------------

        The information required under this item is incorporated by reference to Cortech's 2002 Proxy Statement.























                                     III-1

                                     PART IV
                                     -------

ITEM 13. -    EXHIBITS
--------      --------

The following exhibits are filed as part of this report:
--------------------------------------------------------

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

 3.3 Certificate of Designation for Series A Junior Participating Preferred Stock.(6)

 3.4                   Amended and Restated ByLaws of Cortech, Inc.(9)

 4.1                   Reference is made to Exhibits 3.3 and 10.30(9)

 4.2 Specimen certificate for the Common Stock of Cortech, Inc.(1)

 10.28 Sponsored Research and License Agreement, dated February 13, 1987, between The John
                       Hopkins University and the Company (1)

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


                                       CORTECH, INC.

         March 26, 2002                          By: /s/ Paul O. Koether
                                                     --------------------
                                                     Paul O. Koether
                                                     Chairman and Chief
                                                     Executive Officer


         March 26, 2002                          By: /s/ Sue Ann Itzel
                                                     ------------------
                                                     Sue Ann Itzel
                                                     Treasurer
                                                     (Principal Financial and
                                                     Accounting Officer)


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities and on the dates indicated.

      Signature                     Capacity                       Date
--------------------          -----------------------        ----------------


/s/ Paul O. Koether           Chairman and Director           March 26, 2002
-------------------           (Principal Executive
Paul O. Koether               Officer)


/s/ John W. Galuchie, Jr.     President and Director          March 26, 2002
-------------------------
John W. Galuchie, Jr.


/s/ James L. Bicksler         Director                        March 26, 2002
---------------------
James L. Bicksler


/s/ Sheri Perge Stettner      Director                        March 26, 2002
------------------------
Sheri Perge Stettner


/s/ Leonard M. Tannenbaum     Director                        March 26, 2002
-------------------------
Leonard M. Tannenbaum


/s/ Qun Yi Zheng              Director                        March 26, 2002
----------------
Qun Yi Zheng