Form 10QSB
period 2002-03-31
CORTECH INC
filed 2002-05-06
CIK 728478

U.S. SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

          For the quarterly period ended: March 31, 2002
                                          --------------

                                       OR

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                          Commission File No.: 0-20726
                                               -------

                                  Cortech, Inc.
                                  -------------
        (Exact name of small business issuer as specified in its charter)

           Delaware                                      84-0894091
           --------                                      ----------
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

     State the number of shares outstanding of each of the issuer's classes of common equity: As of April 30, 2002, the issuer had 3,670,162 shares of its common stock, par value $.002 per share, outstanding.

     Transitional Small Business Disclosure Format (check one):
                                 Yes      No X
                                    ---     ---

PART I.  FINANCIAL INFORMATION
-------  ---------------------
ITEM 1.  Financial Statements
-------  --------------------



                                 CORTECH, INC.
                                 BALANCE SHEET
                                 MARCH 31, 2002
                                 ($000 Omitted)
                                  (UNAUDITED)

ASSETS
------

Current assets:
  Cash and cash equivalents                                         $ 13,187
  Prepaid expenses and other                                              22
                                                                    --------
      Total assets                                                  $ 13,209
                                                                    ========

LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------

Current liabilities:
  Accrued liabilities                                               $    400
                                                                    --------
      Total liabilities                                                  400
                                                                    --------

Stockholders' equity:
  Preferred stock, $.002 par value,
    2,000,000 shares authorized,
    none issued                                                            -
  Common stock, $.002 par value, 5,000,000
    shares authorized, 3,674,212 shares
    issued and outstanding                                                 7
  Additional paid-in capital                                          99,699
  Accumulated deficit                                              (  86,897)
                                                                    --------
      Total stockholders' equity                                      12,809
                                                                    --------

      Total liabilities and stockholders' equity                    $ 13,209
                                                                    ========


                 See accompanying notes to financial statements.

                                  CORTECH, INC.
                            STATEMENTS OF OPERATIONS
                      ($000 Omitted, except per share data)
                                   (UNAUDITED)


                                                        Three Months Ended
                                                              March 31,
                                                      ------------------------
                                                        2002            2001
                                                      --------        --------

Revenues:
  Interest income                                    $     55         $    192

Expenses:
  General and administrative                              474              124
                                                     --------         --------

Income (loss) before income taxes                   (     419)              68
Provision for income taxes                                  -                4
                                                     --------         --------
Net income (loss)                                   ($    419)        $     64
                                                     ========         ========

Basic and diluted net income (loss)
  per share                                         ($    .11)        $    .02
                                                     ========         ========

Basic weighted average common shares
  outstanding (in 000's)                                3,689            3,714
                                                     ========         ========

Diluted weighted average common shares
  outstanding (in 000's)                                3,689            3,750
                                                     ========         ========










                 See accompanying notes to financial statements.

                                  CORTECH, INC.
                            STATEMENTS OF CASH FLOWS
                                 ($000 Omitted)
                                   (UNAUDITED)

                                                         Three Months Ended
                                                               March 31,
                                                       ------------------------
                                                         2002            2001
                                                       --------        --------

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)                                   ($    419)       $     64
  Adjustments:
    Change in accrued interest on short-term
      investments                                             -       (      95)
    Change in prepaid expenses and other assets              16               7
    Change in accrued liabilities                           221       (      32)
                                                       --------        --------
        Net cash used in operating activities         (     182)      (      56)
                                                       --------        --------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Issuance of common stock                                    -             175
  Repurchase of common stock                          (      79)      (     223)
                                                       --------        --------
        Net cash used in financing activities         (      79)      (      48)
                                                       --------        --------

Net decrease in cash and cash equivalents             (     261)      (     104)
Cash and cash equivalents at beginning of period         13,448           7,107
                                                       --------        --------
Cash and cash equivalents at end of period             $ 13,187        $  7,003
                                                       ========        ========












                 See accompanying notes to financial statements.

                                  CORTECH, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                   (UNAUDITED)


1.   General
     -------

          The accompanying unaudited financial statements of Cortech, Inc. ("Cortech" or the "Company") as of March 31, 2002 and for the three months ended March 31, 2002 and 2001 reflect all material adjustments consisting of only normal recurring adjustments, which, in the opinion of management, are necessary for a fair presentation of results for the interim periods. Certain information and footnote disclosures required under accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission, although the Company believes that the disclosures are adequate to make the information presented not misleading. These financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2001 as filed with the Securities and Exchange Commission.

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

          The results of operations for the three months ended March 31, 2002 and 2001 are not necessarily indicative of the results to be expected for the entire year or for any other period.

2.   Legal Proceedings
     -----------------

          On August 7, 2001, Cortech filed a Demand for Arbitration with the American Arbitration Association against Ono Pharmaceutical Co,. Ltd. ("Ono") seeking resolution of a dispute regarding the interpretation of a June 28, 1999 Research, Development and License Agreement ("Agreement") with Ono. The Agreement provides for the development and commercialization of a pharmaceutical product. Cortech and Ono disagree with respect to
     Article IV of the Agreement, which concerns the scope of the license granted to Ono thereunder. Cortech seeks an order interpreting Article IV of the Agreement and related provisions, and the rights and obligations of the parties thereunder, including a determination of the payments to Cortech under Article VII of the Agreement. On December 20, 2001, Ono filed its Statement of Defense and Counterclaims, seeking an order interpreting other provisions of the Agreement including, without limitation, certain provisions relating to the rights and obligations of the parties with respect to so-called "Improved Compounds," as defined in the Agreement. Cortech has no assurance that it will be successful in the arbitration, and, even if successful, the arbitration may require Cortech to incur significant legal costs, impact Cortech's ability to conduct business or take advantage of new business opportunities, lower the stock price, or divert management's attention from Cortech's primary business activities in general.

3.   Related Party Transactions
     --------------------------

          A management fee of $15,000 per month is paid to Asset Value Fund Limited Partnership ("AVF") for management services performed for the Company. Management services include, among other things, SEC filings, negotiation, evaluating merger and acquisition proposals, licensing, accounting and shareholder relations. The Company believes that the management fee is materially less than the cost for the Company to perform these services. AVF is the beneficial owner of approximately 41% of the Company's Common Stock at March 31, 2002.

4.   Stock Options
     -------------

          In 2001, 25,000 non-qualified stock options which had been granted in 2000 were exercised for proceeds of $175,000.

5.   Common Stock
     ------------

          On May 14, 2001, the Company announced a 100% stock dividend with a record date and distribution date of May 22, 2001 and June 1, 2001, respectively. Accordingly, all common share information has been restated to reflect this stock dividend.

          On October 30, 2000 the Board of Directors approved a stock repurchase program authorizing the Company to repurchase up to 160,000 shares of its Common Stock at prices deemed favorable from time to time in the open market or in privately negotiated transactions subject to market conditions, the Company's financial position and other considerations. As of March 31, 2002, 80,208 shares of Common Stock were repurchased for approximately $302,000. All shares repurchased were returned to the status of authorized but unissued shares.

6.   Net Income (Loss) Per Share
     ---------------------------

          Basic net income  (loss) per share is computed by dividing  net income
     (loss) by the weighted-average number of common shares outstanding. Diluted net income (loss) per share is computed by dividing net income by the sum of the weighted-average number of common shares outstanding plus the dilutive effect of shares issuable through the exercise of stock options.

          The shares used for basic earnings (loss) per share and diluted earnings (loss) per share are reconciled below (in 000's).

                                                       Three Months Ended
                                                             March 31,
                                                     ------------------------
                                                       2002            2001
                                                     --------        --------

     Average shares outstanding
       for basic earnings (loss) per share             3,689           3,714

     Dilutive effect of stock options                      -              36
                                                      ------          ------

     Average shares outstanding
       for dilutive earnings (loss) per share          3,689           3,750
                                                      ======          ======


          Excluded from the calculation of earnings (loss) per share for the quarter ended March 31, 2002 are 330,000 common stock options which, if included, would have an antidilutive effect.

ITEM 2.     Management's  Discussion and  Analysis  of  Financial  Condition and
------      --------------------------------------------------------------------
            Results of Operations
            ---------------------

     The following discussion and analysis should be read in conjunction with Cortech's 2001 Annual Report on Form 10-KSB as well as the Company's financial statements and notes thereto included elsewhere in this Quarterly Report on Form 10-QSB. When used in this discussion, the word "expects" and similar expressions are intended to identify forward-looking statements. Such statements are subject to risks and uncertainties that could cause actual results to differ materially from those projected. The forward-looking statements contained herein speak only as of the date hereof. The Company expressly disclaims any obligation or undertaking to release publicly any updates or revisions to any forward-looking statements contained herein to reflect any change in the Company's expectations with regard thereto or any change in events, conditions or circumstances on which any such statement is based.

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

Results of Operations
---------------------

Revenues
--------

     Cortech had a net loss of $419,000 or $.11 basic and fully diluted loss per share for the three months ended March 31, 2002, compared to net income of $64,000 or $.02 basic and fully diluted earnings per share for the same period of 2001.

     Interest income was $55,000 and $192,000 for the three months ended March 31, 2002 and 2001, respectively, a decrease of $137,000. Lower invested balances and lower yields on investments was the reason for the decrease.

Expenses
--------

     General and administrative expenses increased from $124,000 in the three months ended March 31, 2001 to $474,000 in the three months ended March 31, 2002. This increase was due principally to higher legal fees incurred in connection with the Company's on-going arbitration with Ono Pharmaceutical Co., Ltd. (the "Ono Arbitration") The Company anticipates significant legal expenses in the second quarter of 2002 in connection with this arbitration. For more information on the Ono Arbitration, see Part II - Other Information, Item 1. Legal Proceedings.

Liquidity and Capital Resources
-------------------------------

     At March 31, 2002, the Company had cash and cash equivalents of approximately $13.2 million. Cash equivalents of $13.2 million consisted of U.S. Treasury Bills with an original maturity of three months or less with yields ranging between 1.77% and 1.84%. Management believes its cash and cash equivalents are sufficient for its remaining business activities and for the costs of seeking an acquisition of an operating business.

     Net cash of $182,000 was used in operations for the quarter ended March 31, 2002, compared to net cash used in operations of $56,000 for the quarter ended March 31, 2001. In 2002, cash flows from the net loss of $419,000 offset by the increase in accrued liabilities of $221,000 were the primary reasons for the cash used in operations. In 2001, cash flows from net income of $64,000 offset by the increase in accrued interest on short-term investments of $95,000 and the decrease in accrued liabilities of $32,000 were the primary reasons for the cash used in operations.

     Net cash of $79,000 was used in financing activities in the first quarter of 2002 due to the repurchase of common stock. Net cash of $48,000 was used in financing activities in the first quarter of 2001 due to the issuance and repurchase of common stock of $175,000 and $223,000, respectively.

Factors Which May Affect Future Results
---------------------------------------

     Future earnings of the Company are dependent on interest rates earned on the Company's invested balances and expenses incurred, particularly legal expenses associated with the Ono Arbitration.

Other Disclosures - Related Party Transactions
----------------------------------------------

     A management fee of $15,000 per month is paid to Asset Value Fund Limited Partnership ("AVF") for management services performed for the Company. Management services include, among other things, SEC filings, negotiation, evaluating merger and acquisition proposals, licensing, accounting and shareholder relations. The Company believes that the management fee is materially less than the cost for the Company to perform these services. AVF is the beneficial owner of approximately 41% of the Company's Common Stock at March 31, 2002.

PART II. OTHER INFORMATION
-------- -----------------
ITEM 1.  Legal Proceedings
-------  -----------------

          On August 7, 2001, Cortech filed a Demand for Arbitration with the American Arbitration Association against Ono Pharmaceutical Co., Ltd. ("Ono") seeking resolution of a dispute regarding the interpretation of a June 28, 1999 Research, Development and License Agreement ("Agreement") with Ono. The Agreement provides for the development and commercialization of a pharmaceutical product. Cortech and Ono disagree with respect to
     Article IV of the Agreement, which concerns the scope of the license granted to Ono thereunder. Cortech seeks an order interpreting Article IV of the Agreement and related provisions, and the rights and obligations of the parties thereunder, including a determination of the payments to Cortech under Article VII of the Agreement. On December 20, 2001, Ono filed its Statement of Defense and Counterclaims, seeking an order interpreting other provisions of the Agreement including, without limitation, certain provisions relating to the rights and obligations of the parties with respect to so-called "Improved Compounds," as defined in the Agreement. Cortech has no assurance that it will be successful in the arbitration, and, even if successful, the arbitration may require Cortech to incur significant legal costs, impact Cortech's ability to conduct business or take advantage of new business opportunities, lower the stock price, or divert management's attention from Cortech's primary business activities in general.

ITEM 6.  Exhibits and Reports on Form 8-K
-------  --------------------------------

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

                                          CORTECH, INC.

Date: May 6, 2002                         /s/ Sue Ann Itzel
                                          ---------------------------
                                          Sue Ann Itzel
                                          Treasurer
                                          (Principal Accounting and Financial
                                          Officer)