Form 10QSB
period 2002-06-30
CORTECH INC
filed 2002-08-14
CIK 728478

U.S. SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended: June 30, 2002
                                         -------------

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

State the number of shares outstanding of each of the issuer's classes of common equity: As of July 31, 2002, the issuer had 3,625,980 shares of its common stock, par value $.002 per share, outstanding.

Transitional Small Business Disclosure Format (check one):

                                 Yes     No X
                                    ---    ---

PART I.  -  FINANCIAL INFORMATION
-------     ---------------------
ITEM 1.  -  Financial Statements
-------     --------------------



                                  CORTECH, INC.
                                  BALANCE SHEET
                                  JUNE 30, 2002
                                 ($000 Omitted)
                                   (UNAUDITED)



ASSETS
------

Current assets:
  Cash and cash equivalents                                           $ 12,483
  Prepaid expenses and other                                                36
                                                                      --------
    Total assets                                                      $ 12,519
                                                                      ========

LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------

Current liabilities:
  Accrued liabilities                                                 $    497
                                                                      --------
    Total liabilities                                                      497
                                                                      --------

Stockholders' equity:
  Preferred stock, $.002 par value,
   2,000,000 shares authorized,
   none issued                                                               -
  Common stock, $.002 par value, 5,000,000
   shares authorized, 3,634,680 shares
   issued and outstanding                                                    7
  Additional paid-in capital                                            99,557
  Accumulated deficit                                                (  87,542)
                                                                      --------
    Total stockholders' equity                                          12,022
                                                                      --------

    Total liabilities and stockholders' equity                        $ 12,519
                                                                      ========










                 See accompanying notes to financial statements.

                                  CORTECH, INC.
                            STATEMENTS OF OPERATIONS
                      ($000 Omitted, except per share data)
                                   (UNAUDITED)


                                                       Three Months Ended
                                                            June 30,
                                                       ------------------
                                                         2002      2001
                                                       --------  --------

Revenues:
  Interest income                                      $    56   $   165

Expenses:
  General and administrative                               702       225
                                                       -------   -------

Loss before income taxes                              (    646) (     60)
Provision for income taxes                                   -         4
                                                       -------   -------
Net loss                                              ($   646) ($    64)
                                                       =======   =======

Basic and fully diluted net
  loss per share                                      ($   .18) ($   .02)
                                                       =======   =======

Basic and diluted weighted average
  common shares outstanding (in 000's)                   3,660     3,696
                                                       =======   =======









                 See accompanying notes to financial statements.

                                  CORTECH, INC.
                            STATEMENTS OF OPERATIONS
                      ($000 Omitted, except per share data)
                                   (UNAUDITED)


                                                            Six Months Ended
                                                                 June 30,
                                                          --------------------
                                                            2002        2001
                                                          --------    --------

Revenues:
  Interest income                                         $   112     $   357

Expenses:
  General and administrative                                1,176         349
                                                          -------     -------

Income (loss) before income taxes                        (  1,064)          8
Provision for income taxes                                      -           8
                                                          -------     -------
Net income (loss)                                        ($ 1,064)    $     -
                                                          =======     =======

Basic and fully diluted net
  income (loss) per share                                ($   .29)    $     -
                                                          =======     =======

Basic weighted average common shares
  outstanding (in 000's)                                    3,674       3,705
                                                          =======     =======

Diluted weighted average common shares
  outstanding (in 000's)                                    3,674       3,726
                                                          =======     =======










                 See accompanying notes to financial statements.

                                  CORTECH, INC.
                            STATEMENTS OF CASH FLOWS
                                 ($000 Omitted)
                                   (UNAUDITED)



                                                          Six Months Ended
                                                              June 30,
                                                        --------------------
                                                          2002        2001
                                                        --------    --------

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)                                    ($  1,064)   $      -
  Adjustments:
  Change in other assets                                       2   (       6)
  Change in accrued liabilities                              318   (      16)
                                                        --------    --------
    Net cash used in operating activities              (     744)  (      22)
                                                        --------    --------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of short-term investments                           -           -
  Maturities of short-term investments                         -       6,611
                                                        --------    --------
    Net cash provided by investing activities                  -       6,611
                                                        --------    --------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Issuance of common stock                                     -         175
  Repurchase of common stock                           (     221)  (     223)
                                                        --------    --------
    Net cash used in financing activities              (     221)  (      48)
                                                        --------    --------

Net increase (decrease) in cash and cash
  equivalents                                          (     965)      6,541
Cash and cash equivalents, beginning of period            13,448       7,107
                                                        --------    --------
Cash and cash equivalents, end of period                $ 12,483    $ 13,648
                                                        ========    ========
















                 See accompanying notes to financial statements.

                                  CORTECH, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                   (UNAUDITED)
1.   General
     -------

          The accompanying unaudited financial statements of Cortech, Inc. ("Cortech" or the "Company") as of June 30, 2002 and for the three and six months ended June 30, 2002 and 2001 reflect all material adjustments consisting of only normal recurring adjustments, which, in the opinion of management, are necessary for a fair presentation of results for the interim periods. Certain information and footnote disclosures required under accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission, although the Company believes that the disclosures are adequate to make the information presented not misleading. These financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2001 as filed with the Securities and Exchange Commission.

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

          The results of operations for the three and six months ended June 30, 2002 and 2001 are not necessarily indicative of the results to be expected for the entire year or for any other period.

2.   Legal Proceedings
     -----------------

          The arbitration previously disclosed, against Ono Pharmaceutical Co., Ltd ("Ono"), concluded in Agusut, 2002 resolving any questions concerning the ownership of Cortech's intellectual property.

          Ono and Cortech are parties to an agreement under which Ono paid for the right to use Cortech's intellectual property for a term of years, now expired, to develop compounds for the amelioration of Chronic Obstructive Pulmonary Disorder, referred to as "COPD." During the term of the agreement, Ono had designated ONO-6818 as a "Developed Compound," thereby giving Ono exclusive rights to this compound. In the arbitration, among other things, Ono argued that it had the right to name 42 other compounds as "Developed Compounds" giving it the same rights with respect to theses compounds as it had with respect to ONO-6818. Cortech argued that Ono was entitled to designate only one of the 42 compounds as a back-up to Ono-6818. The arbitration panel concurred with Cortech and provided Ono with 20 days to name one compound as the back-up.

          Ono also argued that 15 other compounds were "Improved Compounds" to which Ono was entitled to exclusive rights for oral uses. The Arbitration Panel determined that Ono had these exclusive rights. However, with respect to non-oral uses of these 15 and other "Improved Compounds" that may be developed in the future, the Panel agreed with Cortech that Cortech and Ono share non-exclusive rights throughout the world, but that Ono may develop these compounds only to the extent such development does not infringe any Cortech patent.

          Cortech does not know whether Ono intends to appeal the decision of the arbitration panel.

3.   Related Party Transactions
     --------------------------

          A management fee of $15,000 per month is paid to Asset Value Fund Limited Partnership ("AVF") for management services performed for the Company. Management services include, among other things, SEC filings, negotiation, evaluating merger and acquisition proposals, licensing, accounting and shareholder relations. The Company believes that the management fee is materially less than the cost for the Company to perform these services. AVF is the beneficial owner of approximately 43% of the Company's Common Stock at June 30, 2002.

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

          On October 30, 2000 the Board of Directors approved a stock repurchase program authorizing the Company to repurchase up to 320,000 shares of its Common Stock at prices deemed favorable from time to time in the open market or in privately negotiated transactions subject to market conditions, the Company's financial position and other considerations. As of June 30, 2002, 119,740 shares of Common Stock have been repurchased under this plan for approximately $444,000. All shares repurchased were returned to the status of authorized but unissued shares.

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

          The shares used for basic earnings (loss) per share and diluted earnings (loss) per share are reconciled below (in 000's).


                                               Three Months Ended          Six Months Ended
                                                    June 30,                   June 30,
                                               ------------------         ------------------
                                               2002          2001         2002          2001
                                               ----          ----         ----          ----

     Average shares outstanding for
       basic earnings (loss) per share         3,660        3,696        3,674         3,705

     Dilutive effect of stock options              -            -            -            21
                                               -----        -----        -----         -----

     Average shares outstanding for
       dilutive earnings (loss) per share      3,660        3,696        3,674         3,726
                                               =====        =====        =====         =====




          Excluded from the calculation of diluted loss per share for the three and six months ended June 30, 2002 are 310,000 common stock options which, if included, would have an antidilutive effect.

          Excluded from the calculation of diluted loss per share for the three months ended June 30, 2001 are 23,482 common stock options which, if included, would have an antidilutive effect.

ITEM 2.  Management's   Discussion  and  Analysis  of   Financial  Condition and
-------  -----------------------------------------------------------------------
         Results of Operations
         ---------------------

     The following discussion and analysis should be read in conjunction with Cortech, Inc.'s ("Cortech" or the "Company") 2001 Annual Report on Form 10-KSB as well as the Company's financial statements and notes thereto included elsewhere in this Quarterly Report on Form 10-QSB. When used in this discussion, the word "expects" and similar expressions are intended to identify forward-looking statements. Such statements are subject to risks and uncertainties that could cause actual results to differ materially from those projected. The forward-looking statements contained herein speak only as of the date hereof. The Company expressly disclaims any obligation or undertaking to release publicly any updates or revisions to any forward-looking statements contained herein to reflect any change in the Company's expectations with regard thereto or any change in events, conditions or circumstances on which any such statement is based.

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

Results of Operations
---------------------

Revenues
--------

     Cortech had a net loss of $646,000 or $.18 basic and fully diluted loss per share for the quarter ended June 30, 2002 compared to a net loss of $64,000 or $.02 basic and fully diluted loss per share for the same period in 2001. There was no net income for the six months ended June 30, 2001, compared to a net loss of $1,064,000 or $.29 basic and fully diluted loss per share for the same period in 2002.

     Interest income was $56,000 and $112,000 in the three and six months ended June 30, 2002, respectively, compared to $165,000 and $357,000 for the same periods in 2001, a decrease of $109,000 and $245,000 in the three and six month periods, respectively. Lower yields on investments and lower invested balances were the primary reasons for this decrease.

Expenses
--------

     General and administrative expenses were $702,000 and $1,176,000 in the three and six months ended June 30, 2002, respectively, and $225,000 and $349,000 in the same periods in 2001, respectively, an increase of $477,000 and $827,000. The increase was due principally to legal fees incurred in connection with the Company's on-going arbitration with Ono Pharmaceutical Co., Ltd (the "Ono Arbitration"). The Company anticipates continued legal expenses in the third quarter of 2002 in connection with this Arbitration. For more information on the Ono Arbitration, see Part II-Other Information, Item 1. Legal Proceedings.

Liquidity and Capital Resources
-------------------------------

     At June 30, 2002, the Company had cash and cash equivalents of approximately $12.5 million. Cash equivalents of $11.9 million consisted of U.S. Treasury Bills with an original maturity of three months or less with yields ranging between 1.65% and 1.73%. Management believes its cash and cash equivalents are sufficient for its remaining business activities and for the costs of seeking an acquisition of an operating business.

     Net cash of $744,000 was used by operating activities for the six months ended June 30, 2002 compared to net cash used by operating activities of $22,000 for the same period in 2001. In 2002, cash flows caused by the net loss of $1,064,000 offset by an increase in accrued liabilities were the primary reasons for the cash used in operating activities. In 2001, changes in other assets and accrued liabilities were the reasons for the cash used.

     Net cash of $6.6 million was provided by investing activities in the six months ended June 30, 2001, due to the maturities of short-term investments.

     Net cash of $221,000 was used in financing activities in the six months ended June 30, 2002 due to the repurchase of common stock. Net cash of $48,000 was used in financing activities in the six months ended June 30, 2001 due to the issuance and repurchase of common stock of $175,000 and $223,000, respectively.

Factors Which May Affect Future Results
---------------------------------------

     Future earnings of the Company are dependent on interest rates earned on the Company's invested balances and expenses incurred, particularly legal expenses associated with the Ono Arbitration.

Other Disclosures - Related Party Transactions
----------------------------------------------

     A management fee of $15,000 per month is paid to Asset Value Fund Limited Partnership ("AVF") for management services performed for the Company. Management services include, among other things, SEC filings, negotiation, evaluating merger and acquisition proposals, licensing, accounting and shareholder relations. The Company believes that the management fee is materially less than the cost for the Company to perform these services. AVF is the beneficial owner of approximately 43% of the Company's Common Stock at June 30, 2002.

PART II  -  OTHER INFORMATION
-------     -----------------
ITEM 1.  -  LEGAL PROCEEDINGS
-------     -----------------

     The arbitration previously disclosed, against Ono Pharmaceutical Co., Ltd ("Ono"), concluded in Agusut, 2002 resolving any questions concerning the ownership of Cortech's intellectual property.

     Ono and Cortech are parties to an agreement under which Ono paid for the right to use Cortech's intellectual property for a term of years, now expired, to develop compounds for the amelioration of Chronic Obstructive Pulmonary Disorder, referred to as "COPD." During the term of the agreement, Ono had designated ONO-6818 as a "Developed Compound," thereby giving Ono exclusive rights to this compound. In the arbitration, among other things, Ono argued that it had the right to name 42 other compounds as "Developed Compounds" giving it the same rights with respect to theses compounds as it had with respect to ONO-6818. Cortech argued that Ono was entitled to designate only one of the 42 compounds as a back-up to Ono-6818. The arbitration panel concurred with Cortech and provided Ono with 20 days to name one compound as the back-up.

     Ono also argued that 15 other compounds were "Improved Compounds" to which Ono was entitled to exclusive rights for oral uses. The Arbitration Panel determined that Ono had these exclusive rights. However, with respect to non-oral uses of these 15 and other "Improved Compounds" that may be developed in the future, the Panel agreed with Cortech that Cortech and Ono share non-exclusive rights throughout the world, but that Ono may develop these compounds only to the extent such development does not infringe any Cortech patent.

     Cortech does not know whether Ono intends to appeal the decision of the arbitration panel.

ITEM 4.  -  Submissions of Matters to a Vote of Security Holders
-------     ----------------------------------------------------

     The Company held its Annual Meeting of Stockholders on May 16, 2002. The Shareholders voted to adopt and approve an amendment to the Company's Certificate of Incorporation that would declassify the Board of Directors so that each director would stand for re-election on an annual basis. The following is the vote tabulation:

        FOR              AGAINST              WITHHELD           NOT VOTED
        ---              -------              --------           ---------

     2,499,502            5,508                38,354             910,488

     Six Directors were elected. The following is a vote tabulation for the nominees:

         NOMINEE                        FOR                     WITHHELD
         -------                        ---                     --------

     Paul O. Koether                 3,446,248                    7,604
     James L. Bicksler               3,446,248                    7,604
     John W. Galuchie, Jr.           3,446,248                    7,604
     Sheri Perge Stettner            3,446,248                    7,604
     Leonard M. Tannenbaum           3,446,248                    7,604
     Qun Yi Zheng                    3,446,248                    7,604

     The shareholders also voted to ratify the selection of PricewaterhouseCoopers LLP as Independent Auditors of the Company for the year ended December 31, 2002. The following is a vote tabulation for the ratification.

       FOR                          AGAINST                        WITHHELD
       ---                          -------                        --------

    3,451,558                        1,188                           1,106

ITEM 6.  -  Exhibits and Reports on Form 8-K
-------     --------------------------------

      a.    Exhibits

            99.1  -  Certification  pursuant  to  18   U.S.C.  Section  1350  as
            adopted  pursuant  to Section 906 of  the Sarbanes-Oxley Act of 2002

      b.    Reports on Form 8-K

            No reports on Form 8-K were filed during the quarter for which this report is being filed.

                                   SIGNATURES

     Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                              CORTECH, INC.



Date: August 14, 2002                         /s/ Sue Ann Itzel
                                              --------------------------------
                                              Sue Ann Itzel
                                              Treasurer
                                              (Principal Accounting
                                              and Financial Officer)