Form 10QSB
period 2002-09-30
CORTECH INC
filed 2002-11-14
CIK 728478

U.S. SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(Mark One)

     [X] QUARTERLY  REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES  EXCHANGE
         ACT OF 1934

         For the quarterly period ended: September 30, 2002
                                         ------------------

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

State the number of shares outstanding of each of the issuer's classes of common equity: As of October 31, 2002, the issuer had 3,616,380 shares of its common stock, par value $.002 per share, outstanding.

Transitional Small Business Disclosure Format (check one):
                                    Yes    No X
                                       ---   ---

PART I.  -        FINANCIAL INFORMATION
-------           ---------------------
ITEM 1.  -        Financial Statements
-------           --------------------



                                  CORTECH, INC.
                                  BALANCE SHEET
                               SEPTEMBER 30, 2002
                                 ($000 Omitted)
                                   (UNAUDITED)


ASSETS
------

Current assets:
  Cash and cash equivalents                                     $ 12,391
  Prepaid expenses and other                                          28
                                                                --------
    Total assets                                                $ 12,419
                                                                ========

LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------

Current liabilities:
  Accrued liabilities                                           $    406
                                                                --------
    Total liabilities                                                406
                                                                --------

Stockholders' equity:
  Preferred stock, $.002 par value,
   2,000,000 shares authorized,
   none issued                                                         -
  Common stock, $.002 par value, 5,000,000
   shares authorized, 3,616,380 shares
   issued and outstanding                                              7
Additional paid-in capital                                        99,500
Accumulated deficit                                            (  87,494)
                                                                --------
    Total stockholders' equity                                    12,013
                                                                --------

    Total liabilities and stockholders' equity                  $ 12,419
                                                                ========









                 See accompanying notes to financial statements.

                                  CORTECH, INC.
                            STATEMENTS OF OPERATIONS
                      ($000 Omitted, except per share data)
                                   (UNAUDITED)


                                                        Three Months Ended
                                                           September 30,
                                                      -----------------------
                                                        2002           2001
                                                      --------       --------

Revenues:
  Interest income                                       $   50         $  115

Expenses:
  General and administrative                                 2            213
                                                        ------         ------


Income (loss) before income taxes                           48        (    98)
Benefit for income taxes                                     -        (    16)
                                                        ------         ------
Net income (loss)                                       $   48        ($   82)
                                                        ======         ======

Basic and fully diluted net
  income (loss) per share                               $  .01        ($  .02)
                                                        ======         ======

Basic and fully diluted weighted average common
  shares outstanding (in 000's)                          3,623          3,696
                                                        ======         ======






















                 See accompanying notes to financial statements.

                                  CORTECH, INC.
                            STATEMENTS OF OPERATIONS
                      ($000 Omitted, except per share data)
                                   (UNAUDITED)


                                                           Nine Months Ended
                                                             September 30,
                                                         ---------------------
                                                          2002           2001
                                                         ------         ------

Revenues:
  Interest income                                        $  162         $  472

Expenses:
  General and administrative                              1,178            562
                                                         ------         ------

Loss before income taxes                                ( 1,016)       (    90)
Benefit for income taxes                                      -        (     8)
                                                         ------         ------
Net loss                                                ($1,016)       ($   82)
                                                         ======         ======

Basic and fully diluted net
  loss per share                                        ($  .28)       ($  .02)
                                                         ======         ======

Basic and fully diluted weighted average common
  shares outstanding (in 000's)                           3,657          3,702
                                                         ======         ======






















                 See accompanying notes to financial statements.

                                  CORTECH, INC.
                            STATEMENTS OF CASH FLOWS
                                 ($000 Omitted)
                                   (UNAUDITED)



                                                           Nine Months Ended
                                                             September 30,
                                                         ---------------------
                                                          2002           2001
                                                         ------         ------

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                            ($  1,016)     ($     82)
  Adjustments:
  Change in prepaid expenses and other assets                10             51
  Change in accrued liabilities                             227      (      20)
                                                       --------       --------
    Net cash used in operating activities             (     779)     (      51)
                                                       --------       --------

CASH FLOWS FROM INVESTING ACTIVITIES-
  Maturities of short-term investments                        -          6,611
                                                       --------       --------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Issuance of common stock                                    -            175
  Repurchase of common stock                          (     278)     (     223)
                                                       --------       --------
    Net cash used in financing activities             (     278)     (      48)
                                                       --------       --------

Net increase (decrease) in cash and cash equivalents  (   1,057)         6,512
Cash and cash equivalents, beginning of period           13,448          7,107
                                                       --------       --------
Cash and cash equivalents, end of period               $ 12,391       $ 13,619
                                                       ========       ========


















                 See accompanying notes to financial statements.

                                  CORTECH, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                   (UNAUDITED)

1.       General
         -------

               The accompanying  unaudited financial statements of Cortech, Inc.
          ("Cortech" or the "Company") as of September 30, 2002 and for the three and nine months ended September 30, 2002 and 2001 reflect all material adjustments consisting of only normal recurring adjustments, which, in the opinion of management, are necessary for a fair presentation of results for the interim periods. Certain information and footnote disclosures required under accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission, although the Company believes that the disclosures are adequate to make the information presented not misleading. These financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2001 as filed with the Securities and Exchange Commission.

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

               The results of operations for the three and nine months ended September 30, 2002 and 2001 are not necessarily indicative of the results to be expected for the entire year or for any other period.

2.       Legal Proceedings
         -----------------

               As previously disclosed, the arbitration against Ono Pharmaceutical Co., Ltd ("Ono") concluded in August, 2002, resolving any questions concerning the ownership of Cortech's intellectual property. (For more information see the Company's Form 10-QSB for the period ended June 30, 2002.)

               On November 1, 2002, the Company announced that Ono had determined to discontinue the development of ONO-6818, a chemical compound generated by Ono from Cortech's technology portfolio for use in Chronic Onstructive Pulmonary Diseases (COPD). Ono stated that abnormal elevation of liver function test values was observed in a statistically significant greater number of patients treated with ONO-6818 than in those treated with placebo in clinical trials in Japan.

3.       Related Party Transactions
         --------------------------

               A management fee of $15,000 per month is paid to Asset Value Fund Limited Partnership ("AVF") for management services performed for the Company. Management services include, among other things, SEC filings, negotiation, evaluating merger and acquisition proposals, licensing, accounting and shareholder relations. The Company believes that the management fee is materially less than the cost for the Company to perform these services. AVF is the beneficial owner of approximately 44% of the Company's Common Stock at September 30, 2002.

4.       Stock Options
         -------------

               In 2001, 50,000 non-qualified stock options which had been granted in 2000 were exercised for proceeds of $175,000.

5.       Common Stock
         ------------

               On May 14, 2001, the Company announced a 100% stock dividend. The record date for the stock dividend was May 22, 2001 and the distribution date was June 1, 2001. Accordingly, all common share information has been restated to reflect this stock dividend.

               On October 30, 2000 the Board of Directors approved a stock repurchase program authorizing the Company to repurchase up to 320,000 shares of its Common Stock at prices deemed favorable from time to time in the open market or in privately negotiated transactions subject to market conditions, the Company's financial position and other considerations. As of September 30, 2002, 138,040 shares of Common Stock were repurchased for approximately $501,000. All shares repurchased were returned to the status of authorized but unissued shares.

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

     The shares used for basic income (loss) per share and diluted income (loss) per share are reconciled below (in 000's):



                                      Three Months Ended      Nine Months Ended
                                         September 30,          September 30,
                                      ------------------      -----------------
                                      2002          2001      2002         2001
                                      ----          ----      ----         ----


Average shares outstanding for
  basic income (loss) per share       3,623        3,696      3,657       3,702

Dilutive effect of stock options          -            -          -           -
                                      -----        -----      -----       -----

Average shares outstanding for
  diluted income (loss) per share     3,623        3,696      3,657       3,702
                                      =====        =====      =====       =====


     Excluded from the calculation of diluted loss per share for the three and nine months ended September 30, 2002 and 2001 are 310,000 common stock options which, if included, would have an antidilutive effect.

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

Results of Operations
---------------------

     Cortech had net income of $48,000 for the three months ended September 30, 2002 or $.01 basic and fully diluted earnings per share and a net loss of $1,016,000 or $.28 basic and fully diluted loss per share for the nine months ended September 30, 2002, compared to a net loss of $82,000 or $.02 basic and fully diluted loss per share for the three and nine months ended September 30, 2001.

     Interest income was $50,000 and $162,000 in the three and nine months ended September 30, 2002, respectively, compared to $115,000 and $472,000 for the same periods in 2001, a decrease of $65,000 and $310,000 in the three and nine month periods, respectively. Lower yields on investments and lower invested balances were the reasons for this decrease.

     General and administrative expenses were $2,000 and $1,178,000 in the three and nine months ended September 30, 2002, respectively, compared to $213,000 and $562,000 in the same periods in 2001, respectively. The increase of $616,000 in the nine months ended September 30,2002 was due principally to legal fees incurred in connection with the Company's arbitration with Ono Pharmaceutical Company, Ltd (the "Ono Arbitration"). In the third quarter of 2002, general and administrative expenses decreased by $211,000 from the same quarter in 2001 due primarily to reimbursements of fees previously expensed in connection with the Ono Arbitration.

Liquidity and Capital Resources
-------------------------------

     At September 30, 2002, the Company had cash and cash equivalents of approximately $12.4 million. Cash equivalents of $11.9 million consisted of U.S. Treasury Bills with a maturity of three months or less at the date of purchase with yields ranging between 1.6% and 1.69%. Management believes its cash and cash equivalents are sufficient for its remaining business activities and for the costs of seeking an acquisition of an operating business.

     Net cash of $779,000 was used in operating activities for the nine months ended September 30, 2002 compared to net cash used of $51,000 for the same period in 2001. In 2002, cash consumed by the net loss of $1,016,000 was offset by the change in accrued liabilities of $227,000. In 2001, cash flows from the net loss of $82,000 was the primary reason for the cash used in operations.

     Net cash of $6.6 million was provided by investing  activities  in the nine
months  ended   September  30,  2001,   due  to  the  maturities  of  short-term
investments.

     Net cash of $278,000 was used in financing activities in the nine months ended September 30, 2002, due to the repurchase of common stock. Net cash of $48,000 was used in financing activities in the nine months ended September 30, 2001 due to the issuance and repurchase of common stock of $175,000 and $223,000 respectively.


Factors Which May Affect Future Results
---------------------------------------

     Future earnings of the Company are dependent on interest rates earned on the Company's invested balances and expenses incurred.


Other Disclosures - Related Party Transactions
----------------------------------------------

     A management fee of $15,000 per month is paid to Asset Value Fund Limited Partnership ("AVF") for management services performed for the Company. Management services include, among other things, SEC filings, negotiation, evaluating merger and acquisition proposals, licensing, accounting and shareholder relations. The Company believes that the management fee is materially less than the cost for the Company to perform these services. AVF is the beneficial owner of approximately 44% of the Company's Common Stock at September 30, 2002.

Nasdaq Listing
--------------

     On October 1, 2002 the Company announced that the Nasdaq Stock Market approved the Company's request to transfer its common stock to the Nasdaq
SmallCap Market from the Nasdaq National Market effective October 4, 2002. Cortech's stock will continue to trade under the symbol "CRTQ." The Company requested the transfer to the Nasdaq SmallCap Market because it was unable to meet the Minimum Market Value of Publicly Held Shares requirement for continued listing on the Nasdaq National Market as set forth in Marketplace Rule 4450(e)(1).

Disclosure controls and procedures
----------------------------------

     Within the 90 days prior to the date of this report, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's President and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Based upon that evaluation, the President and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective in timely alerting them to material information relating to the Company required to be included in the Company's periodic SEC filings. There were no significant changes in internal controls, or other factors, that could significantly affect these controls, subsequent to the date of evaluation.

PART II  -  OTHER INFORMATION
-------     -----------------

ITEM 1.  -  LEGAL PROCEEDINGS
-------     -----------------

     As previously disclosed, the arbitration against Ono Pharmaceutical Co., Ltd ("Ono") concluded in August, 2002, resolving any questions concerning the ownership of Cortech's intellectual property. (For more information see the Company's Form 10-QSB for the period ended June 30, 2002.)

     On November 1, 2002, the Company announced that Ono had determined to discontinue the development of ONO-6818, a chemical compound generated by Ono from Cortech's technology portfolio for use in Chronic Onstructive Pulmonary Diseases (COPD). Ono stated that abnormal elevation of liver function test values was observed in a statistically significant greater number of patients treated with ONO-6818 than in those treated with placebo in clinical trials in Japan.


ITEM 6.  -  Exhibits and Reports on Form 8-K
-------     --------------------------------

     a.     Exhibits

            99.1 - Certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

     b.     Reports on Form 8-K

            No reports on Form 8-K were filed during the quarter for which this report is being filed.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                    CORTECH, INC.

Date: November 14, 2002                             /s/ Sue Ann Itzel
                                                    -------------------------
                                                    Sue Ann Itzel
                                                    Treasurer
                                                   (Principal Accounting
                                                    and Financial Officer)

                                 CERTIFICATIONS
I, Paul O. Koether, certify that:

1.   I have reviewed this quarterly report on Form 10-QSB of Cortech, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     c)   presented  in  this  quarterly   report  our  conclusions   about  the
          effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

November 14, 2002                                        /s/ PAUL O. KOETHER
                                                         -------------------
                                                         Paul O. Koether
                                                         Chairman

                                 CERTIFICATIONS
I, Sue Ann Itzel, certify that:

1.   I have reviewed this quarterly report on Form 10-QSB of Cortech, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     c)   presented  in  this  quarterly   report  our  conclusions   about  the
          effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

November 14, 2002                                        /s/ SUE ANN ITZEL
                                                         ------------------
                                                         Sue Ann Itzel
                                                         Chief Financial Officer
                                                         Treasurer and Secretary

                                                                   Exhibit 99.1

     CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350 AS ADOPTED PURSUANT TO
                 SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


Pursuant to Section 906 of the Public Company Accounting Reform and Investor Protection Act of 2002 (18 U.S.C. 1350, as adopted), Paul O. Koether, the Chairman of Cortech, Inc., (the "Company"), and Sue Ann Itzel, the Chief Financial Officer, Treasurer and Secretary of the Company each hereby certifies that, to the best of their knowledge:

     1. The Company's Quarterly Report on Form 10-QSB for the period ended September 30, 2002, to which this Certification is attached as Exhibit
          99.1 (the "Periodic Report"),  fully complies with the requirements of
          Section 13(a) or Section 15(d) of the Securities Exchange Act of 1934, as amended;

          and

     2. The information contained in the Periodic Report fairly presents, in all material respects, the financial condition of the Company at the end of the period covered by the Periodic Report and results of operations of the Company for the period covered by the Periodic Report.


Dated:   November 14, 2002


/s/ Paul O. Koether
--------------------------
Paul O. Koether
Chairman



/s/ Sue Ann Itzel
--------------------------
Sue Ann Itzel
Chief Financial Officer,
Treasurer and Secretary