Form 10KSB
period 2002-12-31
CORTECH INC
filed 2003-03-31
CIK 728478

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-KSB

MARK ONE:

[X] Annual Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934.
       For the Fiscal year ended December 31, 2002

[ ] Transaction Report Under Section 13 or 15 (d) of the Securities Exchange Act of 1934
       For the transition period from __________ to  _____________.

                         Commission file number 0-20726
                                                -------

                                  CORTECH, INC.
                                  -------------
                 (Name of small business issuer in its charter)

          DELAWARE                                            84-0894091
          --------                                            ----------
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

     Check if there is no disclosure of delinquent filers in response to item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of issuer's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

     Issuer's revenues for the fiscal year ended December 31, 2002 were approximately $209,000.

     As of February 28, 2003, there were 3,596,280 shares of common stock outstanding. The aggregate market value of the common stock held by non-affiliates of the issuer, based upon the closing price on the NASDAQ SmallCap Market, was approximately $4.9 million.

     Traditional Small Business Disclosure Format   Yes        No   X
                                                        -----     -----

     Portions of the following documents are incorporated by reference in this Report on Form 10-KSB:

     1. Information set forth in Part III of this report is incorporated by reference to the Registrants 2002 Proxy Statement.

Item 1.  -  DESCRIPTION OF BUSINESS
-------     -----------------------

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

Background
----------

     Cortech, Inc. ("Cortech" or the "Company") was incorporated in 1982 in Colorado and reincorporated in Delaware in August of 1991.

     Cortech is a biopharmaceutical company whose research and development efforts were focused primarily on protease inhibitors and bradykinin antagonists. These efforts produced a technology portfolio which may have therapeutic application across a broad range of medical conditions.

     Cortech's strategy is to use collaborative partners to conduct and fund on-going research and development on those components of its portfolio that had not been outlicensed. In response to disappointing test results and its loss of collaborative partner funding for international research, Cortech implemented a series of reductions in force which resulted in the Company having no compensated employees since February 1999, and effectively discontinued all internal research and development activities. In addition, Cortech decommissioned its laboratories and sold all of its remaining scientific, technical and office equipment.

ONO Collaboration
-----------------

     In June 1999, the Company finalized an Agreement to license to Ono Pharmaceutical Co., Ltd. of Osaka Japan ("Ono") the worldwide rights to an oral elastase inhibitor program on which the two companies had been collaborating (the "1999 Agreement"). Elastase is a protein-degrading enzyme released from the neutrophil and is considered to play a major role in tissue damage and organ failure in severe inflammatory conditions. The Agreement anticipated the development of an orally active elastase inhibitor as a new therapy for patients with chronic inflammatory diseases.

     Prior to the 1999 Agreement, Ono's rights to this technology were limited to the territories of Korea, Japan, China and Taiwan. In connection with the expansion of Ono's rights to the technology, Cortech received a $2,000,000 payment less applicable taxes both in the United States and Japan. Were Ono's studies of the technology favorable, Cortech could also receive milestone payments of up to $9.5 million. Ono also agreed to pay Cortech a royalty on sales generated outside the original territories on products using Cortech's technology. Milestone payments or royalties were not assured and in any event could be expected only after several more years of continued evaluation of the technology by Ono.

Arbitration of Dispute I
------------------------

     Subsequent to March 31, 2001, disagreements arose between Cortech and Ono as to the status of Ono's license rights under the 1999 Agreement. On August 7, 2001, Cortech filed a Demand for Arbitration with the American Arbitration Association against Ono seeking resolution of the dispute. The arbitration concluded in August 2002, purportedly resolving any questions concerning the ownership of Cortech's Intellectual Property and Ono's development rights.

     Prior to the dispute, Ono had designated ONO-6818 as a "Developed Compound," thereby giving Ono exclusive rights to this compound under the 1999 Agreement. In the arbitration, among other things, Ono argued that it had the right to name 42 other compounds as "Developed Compounds" giving it the same rights with respect to these other compounds as it had with respect to ONO-6818. Cortech argued that Ono was entitled to designate only one of the 42 compounds as a back-up to Ono-6818. The arbitration panel concurred with Cortech and provided Ono with 20 days to name one compound as the back-up which Ono did.

     Ono also argued and the Arbitration Panel agreed that 15 other compounds were "Improved Compounds" to which Ono was entitled to exclusive rights for oral uses. However the Arbitration Panel gave Cortech the joint right to develop these "Improved Compounds" for non oral use subject to paying a reasonable royalty on any Products developed outside the United States. The Arbitration Panel also held that Ono had no license, express or implied, to Cortech's patent portfolio.

Arbitration of Dispute II
-------------------------

     On November 1, 2002, the Company announced that Ono had advised it of Ono's intention to discontinue the development of ONO-6818 because of potential liver toxicity. In a series of subsequent letters, Ono sought to renegotiate its rights to make compounds using Cortech's technology. When Cortech declined, on February 7, 2003 Ono admitted that it had been developing what it called "Improved Compounds" since April of 2002 and that it had not disclosed this development as required by the 1999 Agreement, assuming that these new compounds met the Agreement's definition of "Improved Compounds". In further breach of the 1999 Agreement, Ono refused to reveal the chemical structure of these so-called "Improved Compounds" and announced that Ono had filed a patent in Japan. Within days, Cortech received a notice of Arbitration in which Ono claimed that its rights to develop and designate compounds for development as commercial products extended beyond the termination of the period provided in the 1999 Agreement for designating Developed Compounds, as defined in such agreement. Cortech intends to defend the Arbitration vigorously.

     At the same time, Cortech will continue to seek other partners to develop the elastase technology, although there can be no assurance that it will succeed in this endeavor.

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

Elastase Inhibitors
-------------------

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

     CE-1037 - HNE Inhibitor for Parenteral Administration. CE-1037 was developed and advanced into early Phase II clinical trials in collaboration with Hoechst Marion Roussel, Inc. ("HMRI"). HMRI terminated that collaboration in December 1996 following animal experiments which suggested that the compound might have genotoxic effects at high concentrations. A repeat experiment, sponsored by Cortech but conducted by an independent outside laboratory failed to show any genotoxic effect of the compound. Subsequently, in November 1998, Cortech was successful in securing United Therapeutics Corp. ("UT") as a new corporate partner for CE-1037. Under the exclusive worldwide product and license agreement, UT made an up-front payment of $250,000 and was to pay the future costs of developing the compound for the potential treatment of pulmonary diseases. The agreement was terminated by UT in June 2000 and resulted in no further revenues.

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

     In March 1995, Cortech signed a three-year research agreement with Ono to develop an orally active HNE inhibitor using technology developed by Cortech prior to initiation of the collaboration. Under the terms of the agreement, Ono substantially funded Cortech's research on oral HNE inhibitors ultimately providing a total of approximately $10 million in funding from 1995-1997. The agreement also granted Ono an exclusive, royalty-free license to make, use and sell a resulting product in Japan, Korea, Taiwan and China (the "Ono Territory"), with Cortech retaining all rights outside of the Ono Territory. The agreement was subsequently amended with the final agreement executed in June 1999. See above " Ono Collaboration".

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

     Cortech has patent protection related to the following: protease inhibitors, bradykinin antagonists and immunology vaccines and treatments. Cortech holds twenty-one United States patents and has numerous United States patent applications pending which concern protease inhibitors. Cortech holds eleven United States patents and has numerous United States patent applications pending which concern bradykinin antagonists. In addition, Cortech holds fifty-four foreign patents and has numerous foreign patents pending concerning protease inhibitors and bradykinin antagonists.

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

Human Resources
---------------

     Currently, Cortech has no compensated employees.

ITEM 2.  -  DESCRIPTION OF PROPERTY
-------     -----------------------

     None

ITEM 3.  -  LEGAL PROCEEDINGS
-------     -----------------

Arbitration I
-------------

     Subsequent to March 31, 2001, disagreements arose between Cortech and Ono as to the status of Ono's license rights under the 1999 Agreement. On August 7, 2001, Cortech filed a Demand for Arbitration with the American Arbitration Association against Ono seeking resolution of the dispute. The arbitration concluded in August 2002, purportedly resolving any questions concerning the ownership of Cortech's Intellectual Property and Ono's development rights.

     In the arbitration, among other things, Ono argued that it had the right to name 42 other compounds as "Developed Compounds" giving it the same rights with respect to these other compounds as it had with respect to ONO-6818. Cortech argued that Ono was entitled to designate only one of the 42 compounds as a back-up to Ono-6818. The arbitration panel concurred with Cortech and provided Ono with 20 days to name one compound as the back-up which Ono did.

     Ono also argued and the Arbitration Panel agreed that 15 other compounds were "Improved Compounds" to which Ono was entitled to exclusive rights for oral uses. However the Arbitration Panel gave Cortech the joint right to develop these "Improved Compounds" for non oral use subject to paying a reasonable royalty on any Products developed outside the United States. The Arbitration

Panel also held that Ono had no license, express or implied, to Cortech's patent portfolio.

Arbitration II
--------------

     On November 1, 2002, the Company announced that Ono had advised it of Ono's intention to discontinue the development of ONO-6818 because of potential liver toxicity. In a series of subsequent letters, Ono sought to renegotiate its rights to make compounds using Cortech's technology. When Cortech declined, on February 7, 2003 Ono admitted that it had been developing what it called "Improved Compounds" since April of 2002 and that it had not disclosed this development as required by the 1999 Agreement, assuming that these new compounds met the Agreement's definition of "Improved Compounds". In further breach of the 1999 Agreement, Ono refused to reveal the chemical structure of these so-called "Improved Compounds" and announced that Ono had filed a patent in Japan. Within days, Cortech received a notice of Arbitration in which Ono claimed that its rights to develop and designate compounds for development as commercial products extended beyond the termination of the period provided in the 1999 Agreement for designating Developed Compounds, as defined in such agreement. Cortech intends to defend the Arbitration vigorously.


ITEM 4.  -  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
-------     ---------------------------------------------------

     None

                                     PART II
                                     -------

ITEM 5.  -  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS
-------     --------------------------------------------------------

     At February 28, 2003, the Company had approximately 435 stockholders of record. The Company's common stock currently trades on the NASDAQ SmallCap Market under the symbol "CRTQ". On February 28, 2003, the closing price per share of the common stock was $2.51.

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

     The following table sets forth the high and low closing prices for the common stock for the periods indicated, as reported by NASDAQ on the National and SmallCap Market Systems. All closing prices have been adjusted to reflect the stock dividend.

                                               Low            High
                                               ---            ----
     Calendar Quarter Ended:

     2002
     ----
               March 31                      $ 3.58          $ 4.10
               June 30                         3.23            4.00
               September 30                    2.75            3.40
               December 31                     2.28            2.75
     2001
     ----
               March 31                      $ 3.64          $ 4.25
               June 30                         3.75            5.30
               September 30                    3.75            4.12
               December 31                     3.90            4.15

     The Company has not paid any cash dividends on its Common Stock since its inception and does not intend to pay any cash dividends in the foreseeable future.

ITEM 6.  -  MANAGEMENT'S  DISCUSSION  AND ANALYSIS OF  FINANCIAL  CONDITION  AND
-------     --------------------------------------------------------------------
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

Results of Operations
---------------------

Revenues
--------

     Revenues, consisting of interest income were $209,000 and $551,000 for the years ended December 31, 2002 and 2001, respectively. Lower yields on invested balances was the primary reason for this decrease.

     General and administrative expenses increased from $795,000 in 2001 to $1,306,000 in 2002. This increase was due principally to higher legal fees incurred in connection with the Ono Arbitration. For more information on the Ono Arbitration see Item 3.-Legal Proceedings.

Liquidity and Capital Resources
-------------------------------

     At December 31, 2002, the Company had cash and cash equivalents of $12.1 million. Cash equivalents consisted of U.S. Treasury Bills with original maturities of three months or less and yields ranging from 1.076% to 1.219%. Working capital at December 31, 2002 was approximately $11.9 million. Management believes its cash and cash equivalents are sufficient for its remaining business activities and for the costs of seeking an acquisition of an operating business.

     Net cash of approximately $1,056,000 was used in operations in 2002 due primarily to the net loss of $1,097,000. In 2001, net cash of approximately $222,000 was used in operations, due primarily to the net loss of $236,000.

     In 2001, cash of $6.6 million was provided by investing activities due to the maturity of short-term investments.

     Net cash of $332,000 was used in financing activities in 2002, due to the repurchase of common stock and net cash of $48,000 was used in financing activities in 2001, due to the issuance and repurchase of common stock.

Factors Which May Affect Future Results
---------------------------------------

     Future earnings of the Company are dependent on interest rates earned on the Company's invested balances and expenses incurred, particularly expenses associated with an arbitration with Ono.

Other Disclosures - Related Party Transactions
----------------------------------------------

     A management fee of $15,000 per month is paid to Asset Value Fund Limited Partnership ("AVF") for management services performed for the Company. Management services include, among other things, SEC filings, negotiation, evaluating merger and acquisition proposals, licensing, accounting and shareholder relations. The Company believes that the management fee is materially less than the cost for the Company to perform these services. AVF is the beneficial owner of approximately 44% of the Company's Common Stock at December 31, 2002.

Other Matters
-------------

     Net Operating Loss Carryforwards and Tax Credits: As of December 31, 2002, Cortech had approximately $86 million of net operating loss carryforwards
("NOL") for income tax purposes. In addition, Cortech has approximately $3.1 million of research and development and foreign tax credit carryforwards available to offset future federal income tax, subject to limitations for alternative minimum tax. The NOL's and credit carryforwards expire in various years from 2005 through 2022. Cortech's use of operating loss carryforwards and tax credit carryforwards is subject to limitations imposed by the Internal Revenue Code.

New Accounting Standards
------------------------

     In December 2002, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards (FAS) No. 148, Accounting for Stock-Based Compensation - Transition and Disclosure, which amends FAS 123, Accounting for Stock-Based Compensation. In response to a growing number of companies announcing plans to record expenses for the fair value of stock options, FAS 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, FAS 148 amends the disclosure requirements of FAS 123 to require more prominent and more frequent disclosures in financial statements about the effects of stock-based compensation. The amendments to Statement 123 in paragraphs 2(a)-2(e) of this Statement shall be effective for financial statements for fiscal years ending after December 15, 2002. As previously mentioned, additional disclosures will be required by this standard, and the FASB is expecting to begin a project to evaluate fair value accounting for stock compensation. Cortech is currently evaluating the impact of these pronouncements to determine the effect, if any, they may have on the financial positions and results of operations.

ITEM 7.  -  FINANCIAL STATEMENTS
-------     --------------------

     The financial statements filed with this item are listed below:

     Report of Independent Accountants

     Financial Statements:

          Balance Sheet as of December 31, 2002

          Statements of Operations for the Years ended December 31, 2002 and 2001

          Statements of Stockholders' Equity for the Years ended
          December 31, 2002 and 2001

          Statements of Cash Flows for the Years ended December 31, 2002 and 2001

          Notes to Financial Statements

                                                      PricewaterhouseCoopers LLP
                                                                400 Campus Drive
                                                                    P.O. Box 988
                                                          Florham Park, NJ 07932
                                                        Telephone (973) 236 4000
                                                        Facsimile (973) 236 5000





                        REPORT OF INDEPENDENT ACCOUNTANTS

To Shareholders and Directors of
Cortech, Inc.:

In our opinion, the accompanying balance sheet and the related statements of operations, of stockholders' equity and of cash flows present fairly, in all material respects, the financial position of Cortech, Inc. at December 31, 2002, and the results of its operations and its cash flows for each of the years ended December 31, 2002 and 2001 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.




/s/ PricewaterhouseCoopers LLP

March 7, 2003

                                  CORTECH, INC.
                                  BALANCE SHEET
                                December 31, 2002
                                   (in 000's)

ASSETS
------

Current assets:
  Cash and cash equivalents                                    $  12,060
  Other assets                                                         7
                                                               ---------
    Total assets                                               $  12,067
                                                               =========


LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------

Current liabilities:
  Accrued liabilities                                          $     189
                                                               ---------
    Total liabilities                                                189
                                                               ---------

Commitments and contingencies (Note 7)


Stockholders' equity (Note 4):

  Preferred stock, $.002 par value 2,000,000 shares
    authorized, none issued                                            -
  Common stock, par value $.002;
    5,000,000 shares authorized;
    3,596,280 shares issued and outstanding                            7
  Additional paid-in capital                                      99,446
  Accumulated deficit                                         (   87,575)
                                                               ---------
    Total stockholders' equity                                    11,878
                                                               ---------
    Total liabilities and stockholders' equity                 $  12,067
                                                               =========










                 See accompanying notes to financial statements.

                                  CORTECH, INC.
                            STATEMENTS OF OPERATIONS
                      (in 000's, except per share amounts)

                                                      Year Ended December 31,
                                                    ---------------------------
                                                      2002               2001
                                                    --------          ---------

Revenues:
  Interest income                                   $    209           $    551
Expenses:
  General and administrative                           1,306                795
                                                    --------           --------

Loss before income taxes                           (   1,097)         (     244)
Benefit for income taxes                                   -          (       8)
                                                    --------           --------
Net loss                                           ($  1,097)         ($    236)
                                                    ========           ========

Basic and diluted net loss per share               ($    .30)         ($    .06)
                                                    ========           ========

Weighted average common shares
 outstanding                                           3,644              3,700
                                                    ========           ========























                 See accompanying notes to financial statements.

                                  CORTECH, INC.
                   STATEMENTS OF STOCKHOLDERS' EQUITY (NOTE 4)
                                   (in 000's)



                               Common Stock     Additional
                               ------------      Paid-In   Accumulated
                              Shares   Amount    Capital     Deficit     Total
                              ------   ------    -------     -------     -----


Balance, December 31, 2000     3,704   $    7    $ 99,827  ($ 86,242)  $ 13,592

Issuance of common stock          50        -         175          -        175

Repurchase of common stock    (   58)       -   (     223)         -  (     223)

Net loss                           -        -           -  (     236) (     236)

Effect of stock dividend           -        -   (       1)         -  (       1)
                               -----   ------    --------   --------   --------

Balance, December 31, 2001     3,696        7      99,778  (  86,478)    13,307

Repurchase of common stock    (  100)       -   (     332)         -  (     332)

Net loss                           -        -           -  (   1,097) (   1,097)
                               -----   ------    --------   --------   --------

Balance, December 31, 2002     3,596   $    7    $ 99,446  ($ 87,575)  $ 11,878
                               =====   ======    ========   ========   ========



















                 See accompanying notes to financial statements.

                                  CORTECH, INC.
                            STATEMENTS OF CASH FLOWS
                                   (in 000's)

                                                       Year Ended December 31,
                                                       -----------------------
                                                         2002           2001
                                                       -------        --------

Cash flows from operating activities:

  Net loss                                            ($  1,097)     ($    236)
    Adjustments:
      Decrease in other assets                               31             43
      Increase (decrease) in accrued
        liabilities                                          10      (      29)
                                                       --------       --------
      Net cash used in operating activities           (   1,056)     (     222)
                                                       --------       --------

Cash flows from investing activities:

  Maturities of short-term investments                        -          6,611
                                                       --------       --------
      Net cash provided by investing activities               -          6,611
                                                       --------       --------

Cash flows from financing activities:

  Issuance of common stock                                    -            175
  Repurchase of common stock                          (     332)     (     223)
                                                       --------       --------
      Net cash used in financing activities           (     332)     (      48)
                                                       --------       --------

Net increase (decrease) in cash and cash equivalents  (   1,388)         6,341
Cash and cash equivalents at beginning of period         13,448          7,107
                                                       --------       --------
Cash and cash equivalents at end of period             $ 12,060       $ 13,448
                                                       ========       ========

Supplemental disclosure cash flow information:

  Cash paid for taxes                                  $      -       $      -
                                                       ========       ========














                 See accompanying notes to financial statements.

                                  CORTECH, INC.
                          NOTES TO FINANCIAL STATEMENTS

                     Years Ended December 31, 2002 and 2001

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

                                  CORTECH, INC.
                          NOTES TO FINANCIAL STATEMENTS

                     Years Ended December 31, 2002 and 2001

     Cash and Cash Equivalents
     -------------------------

          Cash and cash equivalents consist primarily of cash in banks and U.S. Treasury Bills purchased with an original maturity of three months or less.

     Short-Term Investments
     ----------------------

          Short-term investments consist of U.S. Treasury Bills purchased with an original maturity of six months and are valued at cost plus accrued interest, which approximates the fair market value. The company had no short-term investments at December 31, 2002.

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

          The shares used for basic earnings (loss) per common share and diluted earnings per common share are reconciled below.

                                                        (Shares in Thousands)
                                                         2002           2001
                                                         ----           ----

            Average shares outstanding for basic
              loss per share                            3,644          3,700

            Dilutive effect of stock options                -              -
                                                        -----          -----
            Average shares outstanding for diluted
              loss per share                            3,644          3,700
                                                        =====          =====

                                  CORTECH, INC.
                          NOTES TO FINANCIAL STATEMENTS

                     Years Ended December 31, 2002 and 2001

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

          In June 1999, the Company finalized an agreement to license to Ono the worldwide rights to the oral elastase inhibitor program on which the two companies had been collaborating (the "1999 Agreement"). In connection with the expansion of Ono's rights to the technology, Cortech received a $2,000,000 payment less applicable taxes both in the United States and Japan. Were Ono's studies of the technology are favorable, Cortech could also receive milestone payments of up to $9.5 million. Ono also agreed to pay Cortech a royalty on sales generated outside the original territories on  products using  Cortech's  technology.  Milestone  payments
     or  royalties  are   not  assured  and  in  any  event  could  be  expected

                                  CORTECH, INC.
                          NOTES TO FINANCIAL STATEMENTS

                     Years Ended December 31, 2002 and 2001

     only after several more years of continued evaluation of the technology by Ono.

     Arbitration I
     -------------

          Subsequent to March 31, 2001, disagreements arose between Cortech and Ono as to the status of Ono's license rights under the 1999 Agreement. On August 7, 2001, Cortech filed a Demand for Arbitration with the American Arbitration Association against Ono seeking resolution of the dispute. The arbitration concluded in August 2002, purportedly resolving any questions concerning the ownership of Cortech's Intellectual Property and Ono's development rights.

          In the arbitration, among other things, Ono argued that it had the right to name 42 other compounds as "Developed Compounds" giving it the same rights with respect to these other compounds as it had with respect to ONO-6818. Cortech argued that Ono was entitled to designate only one of the 42 compounds as a back-up to Ono-6818. The arbitration panel concurred with Cortech and provided Ono with 20 days to name one compound as the back-up which Ono did.

          Ono also argued and the Arbitration Panel agreed that 15 other compounds were "Improved Compounds" to which Ono was entitled to exclusive rights for oral uses. However the Arbitration Panel gave Cortech the joint right to develop these "Improved Compounds" for non oral use subject to paying a reasonable royalty on any Products developed outside the United States. The Arbitration Panel also held that Ono had no license, express or implied, to Cortech's patent portfolio.

     Arbitration II
     --------------

          On November 1, 2002, the Company announced that Ono had advised it of Ono's intention to discontinue the development of ONO-6818 because of potential liver toxicity. In a series of subsequent letters, Ono sought to renegotiate its rights to make compounds using Cortech's technology. When Cortech declined, on February 7, 2003 Ono admitted that it had been developing what it called "Improved Compounds" since April of 2002 and that it had not disclosed this development as required by the 1999 Agreement, assuming that these new compounds met the Agreement's definition of "Improved Compounds". In further breach of the 1999 Agreement, Ono refused to reveal the chemical structure of these so-

                                  CORTECH, INC.
                          NOTES TO FINANCIAL STATEMENTS

                     Years Ended December 31, 2002 and 2001

     called "Improved Compounds" and announced that Ono had filed a patent in Japan. Within days, Cortech received a notice of Arbitration in which Ono claimed that its rights to develop and designate compounds for development as commercial products extended beyond the termination of the period provided in the 1999 Agreement for designating Developed Compounds, as defined in such agreement. Cortech intends to defend the Arbitration vigorously. At the same time, it will continue to seek other partners to develop its patented technology.

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

          On October 30, 2000, the Board of Directors approved a stock repurchase program authorizing the Company to repurchase up to 320,000 shares of its Common Stock at prices deemed favorable from time to time in the open market or in privately negotiated transactions subject to market conditions, the Company's financial position and other considerations. As of December 31, 2002, 158,140 shares of Common Stock were repurchased for approximately $555,000. All shares repurchased were returned to the status of authorized but unissued shares.

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

                                  CORTECH, INC.
                          NOTES TO FINANCIAL STATEMENTS

                     Years Ended December 31, 2002 and 2001

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

                                                  2002           2001
                                                  ----           ----
       Net loss
            As reported (in $000's)            ($ 1,097)       ($   236)
            Pro forma (in $000's)              ($ 1,223)       ($   361)

       Basic net loss per share:
            As reported                        ($   .30)       ($   .06)
            Pro forma                          ($   .34)       ($   .10)

       Diluted net loss per share:
            As reported                        ($   .30)       ($   .06)
            Pro forma                          ($   .34)       ($   .10)

          All options granted to date have an exercise price equal to the market price of the Company's stock on the grant date. For purposes of calculating the compensation cost consistent with FASB Statement 123, the fair value of each option grant was estimated on the grant date using the Black-Scholes option-pricing model with the following assumptions used: no dividend yield; expected volatility of 113.85 percent in 2000; risk free interest rates of 5.00 percent; and weighted average expected lives of 10 years. No options were granted in 2002 or 2001.

                                  CORTECH, INC.
                          NOTES TO FINANCIAL STATEMENTS

                     Years Ended December 31, 2002 and 2001

          The Company's 1986 Stock Option Plan ("1986 Plan") authorizes the grant of stock options to officers and employees of the Company to purchase an aggregate of 300,000 shares of common stock. Although 81,420 shares were available under the 1986 Plan as of December 19, 1997, on such date the Board of Directors effectively suspended future grants of options under the 1986 Plan to the extent that any such grant would increase the shares subject to outstanding grants above the figure as of such date. On June 19, 2000, the Board of Directors restored the 1986 Plan. In 2000, 230,000 stock options were issued under the 1986 Plan at prices ranging from $3.50 to $3.6875, the approximate fair market values at the time of grant. No options were granted in 2002 or 2001.

          The Company's 1993 Equity Incentive Plan ("1993 Plan"), approved by the stockholders on May 10, 1994, authorizes the issuance of 340,000 shares through the grant of options to purchase common stock, stock bonuses, and rights to purchase restricted stock. The options outstanding as of December 31, 2002 generally become exercisable in varying amounts over a five-year period from the date of grant. Although 74,170 shares were available under the 1993 Plan as of December 19, 1997, on such date the Board of Directors effectively suspended further grants of options under the 1993 Plan to the extent that any such grant would increase the shares subject to outstanding grants above the figures as of such date. On June 19, 2000, the Board of Directors restored the 1993 Plan. In 2000, 150,000 stock options were issued under this plan at $3.50 per share, the approximate fair market value at the time of grant. No options were granted in 2002 or 2001.

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

          ISOs may not be granted at an exercise price of less than the fair market value of the common stock at the date of grant. If an ISO is granted to an employee who owns more than 10% of the Company's total

                                  CORTECH, INC.
                          NOTES TO FINANCIAL STATEMENTS

                     Years Ended December 31, 2002 and 2001

     voting stock, such exercise price shall be at least 110% of fair market value of the common stock, and the ISO shall not be exercisable until after five years from the date of grant. The exercise price of each NSO may not be less than 85% of the fair market value of the common stock at the date of grant. The ISOs outstanding as of December 31, 2002, generally become exercisable in varying amounts over a two-to-five year period from the date of grant. NSOs also generally become exercisable over a two-to-five year period.

          Each of these plans also provides for stock appreciation rights, which may be granted with respect to any stock option. No stock appreciation rights have been granted as of December 31, 2002.

          During 1991, a Non-employee Directors' Stock Option Plan was approved which authorized the grant of stock options to purchase up to 30,000 shares of common stock to the non-employee directors of the Company. The exercise price of the options is equal to the fair market value of the shares on the date of grant, which is generally the later of initiation of the plan or the date of election to the Board of Directors. In March 1993, the Board of Directors suspended further grants under this plan. Vesting of the options occurred upon the participation by a director in a Board meeting. No options were granted in 2002 or 2001. The Company recorded the difference between the fair market value of the underlying common stock and the exercise price as compensation expense over the vesting period.

          The Company's 1992 Non-employee Directors' Stock Option Plan authorizes the granting of options to purchase up to 80,000 shares of common stock to the non-employee directors of the Company. The plan was originally approved by the stockholders on May 17, 1993, and an amendment to the plan was approved by the stockholders on May 10, 1994. No options were granted during 2002 or 2001.

                                  CORTECH, INC.
                          NOTES TO FINANCIAL STATEMENTS

                     Years Ended December 31, 2002 and 2001

          A summary of the status of the Company's 1986 Plan, 1993 Plan and non-employee directors' stock option plans as of December 31, 2002 and 2001 and changes during the years ended on those dates is presented below:

                              2002                                2001
                    -----------------------------     ------------------------
                                   Weighted-Average            Weighted-Average
                         Shares    Exercise Price     Shares    Exercise Price
                         ------    --------------     ------    --------------

Options outstanding
 at beginning of year    485,952      $  5.59         554,552          $ 5.65
Forfeited/canceled      ( 20,750)        4.95        ( 18,600)          13.00
Exercised                      -            -        ( 50,000)           3.50
                         -------                      -------
Outstanding at
 year end                465,202         5.62         485,952            5.59
                         =======                      =======
Options exercisable
 at year end             465,202         5.62         359,286            6.32
                         =======                      =======

          The  Company   granted   other   options  to  certain   directors  and
     consultants:

                               2002                                2001
                     -------------------------------      ----------------------
                                    Weighted-Average            Weighted-Average
                          Shares    Exercise Price      Shares   Exercise Price
                          ------    --------------      ------   --------------

Options outstanding
 at beginning of year     21,002      $ 20.139          21,602       $ 20.18
Forfeited/canceled       ( 8,168)       40.00          (   600)        13.00
                          ------                        ------
Outstanding at
 year end                 12,834         7.50           21,002         20.39
                          ======                        ======
Options exercisable
 at year end              12,834         7.50           21,002         20.39
                          ======                        ======

                                  CORTECH, INC.
                          NOTES TO FINANCIAL STATEMENTS

                     Years Ended December 31, 2002 and 2001

          For options outstanding and exercisable at December 31, 2002, the exercise price ranges are:





                                  Options Outstanding                                    Options Exercisable
                 ----------------------------------------------------      ----------------------------------------------
                        Number        Weighted-Average   Weighted-           Number         Weighted-Average    Weighted-
    Range of        Outstanding at    Remaining Life      Average         Outstanding at     Remaining Life      Average
 Exercise Prices   December 31, 2002    (in years)     Exercise Price    December 31, 2002     (in years)     Exercise Price
 ---------------   -----------------    ----------     --------------    -----------------     ----------     --------------

 $3.50-$10.00           433,801            6.01            $ 4.94            433,801               6.01           $ 4.94
  10.01-20.00            44,235            2.83             12.92             44,235               2.83            12.92
                        -------                                              -------
                        478,036                                              478,036
                        =======                                              =======


5.   Income Taxes
     ------------

          As of December 31, 2002, the Company has approximately $86 million of net operating loss carryforwards ("NOL") for income tax purposes and approximately $3.1 million of research and development and foreign tax credit carryforwards available to offset future federal income tax, subject to limitations for alternative minimum tax. The NOL's and credit carryforwards are subject to examination by the tax authorities and expire in various years from 2005 through 2022.

          The components of income tax expense (benefit) are as follows (in 000's):

                                                      2002           2001
                                                      ----           ----

                         Federal-current              $  -         ($  8)
                         State-current                   -             -
                         Foreign-current                 -             -
                                                      ----          ----
                                                      $  -         ($  8)
                                                      ====          ====

                                  CORTECH, INC.
                          NOTES TO FINANCIAL STATEMENTS

                     Years Ended December 31, 2002 and 2001

          The income tax expense (benefit) for the year ended December 31, 2002 and 2001 is different from the amount computed by multiplying total earnings before income taxes by the statutory Federal income tax rate of 34%. The reasons for this difference and the related tax effect are as follows (in 000's):

                                                      2002            2001
                                                      ----            ----

     Loss before income taxes                      ($ 1,097)       ($   244)
     Statutory federal income tax rate                   34%             34%
                                                    -------         -------
     Expected income tax benefit                   (    373)       (     83)
     Change in valuation allowance
       of operating losses                              373              83
     Other, net                                           -        (      8)
                                                    -------         -------
     Provision (benefit) for income tax             $     -        ($     8)
                                                    =======         =======

          Deferred income taxes reflect the net effects of (a) temporary differences between the carrying amounts of assets and liabilities for financial statement purposes and the amounts used for income tax purposes, and (b) operating loss and tax credit carryforwards.

          The tax effect of significant items comprising the Company's net deferred tax asset as of December 31, 2002 are as follows (in 000's):

          Net operating loss carryforwards                      $ 29,140
          Research and development and other credits               3,060
                                                                --------
                                                                  32,200

          Valuation allowance                                  (  32,200)
                                                                --------
          Net deferred tax asset                                $      -
                                                                ========

          Management believes the deferred tax assets as of December 31, 2002 do not satisfy the realization criteria set forth in SFAS No. 109 and has recorded a valuation allowance for the entire net tax asset. By recording a valuation allowance for the entire amount of future tax benefits, the Company has not recognized a deferred tax benefit for income taxes in its statements of operations.

                                  CORTECH, INC.
                          NOTES TO FINANCIAL STATEMENTS

                     Years Ended December 31, 2002 and 2001

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

6.   Legal Proceedings
     -----------------

     Arbitration I
     -------------

          Subsequent to March 31, 2001, disagreements arose between Cortech and Ono as to the status of Ono's license rights under the 1999 Agreement. On August 7, 2001, Cortech filed a Demand for Arbitration with the American Arbitration Association against Ono seeking resolution of the dispute. The arbitration concluded in August 2002, purportedly resolving any questions concerning the ownership of Cortech's Intellectual Property and Ono's development rights.

          In the arbitration, among other things, Ono argued that it had the right to name 42 other compounds as "Developed Compounds" giving it the same rights with respect to these other compounds as it had with respect to ONO-6818. Cortech argued that Ono was entitled to designate only one of the 42 compounds as a back-up to Ono-6818. The arbitration panel concurred with Cortech and provided Ono with 20 days to name one compound as the back-up which Ono did.

          Ono also argued and the Arbitration Panel agreed that 15 other compounds were "Improved Compounds" to which Ono was entitled to exclusive rights for oral uses. However the Arbitration Panel gave Cortech the joint right to develop these "Improved Compounds" for non oral use subject to paying a reasonable royalty on any Products developed outside the United States. The Arbitration Panel also held that Ono had no license, express or implied, to Cortech's patent portfolio.

                                  CORTECH, INC.
                          NOTES TO FINANCIAL STATEMENTS

                     Years Ended December 31, 2002 and 2001

     Arbitration II
     --------------

          On November 1, 2002, the Company announced that Ono had advised it of Ono's intention to discontinue the development of ONO-6818 because of potential liver toxicity. In a series of subsequent letters, Ono sought to renegotiate its rights to make compounds using Cortech's technology. When Cortech declined, on February 7, 2003 Ono admitted that it had been developing what it called "Improved Compounds" since April of 2002 and that it had not disclosed this development as required by the 1999 Agreement, assuming that these new compounds met the Agreement's definition of "Improved Compounds". In further breach of the 1999 Agreement, Ono refused to reveal the chemical structure of these so-called "Improved Compounds" and announced that Ono had filed a patent in Japan. Within days, Cortech received a notice of Arbitration in which Ono claimed that its rights to develop and designate compounds for development as commercial products extended beyond the termination of the period provided in the 1999 Agreement for designating Developed Compounds, as defined in such agreement. Cortech intends to defend the Arbitration vigorously. Cortech intends to defend the Arbitration vigorously.

7.   Related Party Transactions
     --------------------------

          A management fee of $15,000 per month is paid to Asset Value Fund Limited Partnership ("AVF") for management services performed for the Company. Management services include, among other things, SEC filings, negotiation, evaluating merger and acquisition proposals, licensing, accounting and shareholder relations. The Company believes that the management fee is materially less than the cost for the Company to perform these services. AVF is the beneficial owner of approximately 44% of the Company's Common Stock at December 31, 2002.

Item 8.  -  CHANGES  IN  AND  DISAGREEMENTS  WITH ACCOUNTANTS  ON ACCOUNTING AND
-------     --------------------------------------------------------------------
            FINANCIAL DISCLOSURE
            --------------------

     None

                                    PART III
                                    --------

ITEM 9.  -  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
-------     --------------------------------------------------

     The information required under this item is incorporated by reference to Cortech's 2003 Proxy Statement.

ITEM 10.  -  EXECUTIVE COMPENSATION
--------     ----------------------

     The information required under this item is incorporated by reference to Cortech's 2003 Proxy Statement.

ITEM 11.  -  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.
--------     ---------------------------------------------------------------

     The information required under this item is incorporated by reference to Cortech's 2003 Proxy Statement.

ITEM 12.  -  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
--------     ----------------------------------------------

     The information required under this item is incorporated by reference to Cortech's 2003 Proxy Statement.

























                                     III-1

                                     PART IV
                                     -------

ITEM 13.  -  EXHIBITS
--------     --------

The following exhibits are filed as part of this report:
--------------------------------------------------------

Exhibit
Number            Description of Document
------            -----------------------

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

10.29             License Agreement, dated June 30, 1997
                  between The Research Foundation of the
                  State University of New York and the Company.(1)

10.30 Stock Purchase Agreement dated July 8, 1994, between the Company and the Research
                  Foundation of State University of New York.(5)

10.31 Royalty Buyout Agreement dated July 8, 1994, between the Company and the Research
                  Foundation of State University of New York.(5)

10.39             Amended and Restated 1986 Incentive Stock Option
                  Plan of the Company.(1)**

10.40 1991 Non-employee Directors' Stock Option Plan of the Company.(2)**

Exhibit
Number            Description of Document
------            -----------------------

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

99.1 Certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

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

                                            CORTECH, INC.

     March 31, 2003                              By: /s/ Paul O. Koether
                                                     --------------------------
                                                 Paul O. Koether
                                                 Chairman and Chief
                                                 Executive Officer

     March 31, 2003                              By: /s/ Sue Ann Itzel
                                                     --------------------------
                                                 Sue Ann Itzel
                                                 Treasurer
                                                 (Principal Financial and
                                                 Accounting Officer)

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities and on the dates indicated.

         Signature                         Capacity                  Date
---------------------------       --------------------------    ---------------


/s/ Paul O. Koether               Chairman and Director         March 31, 2003
---------------------------       (Principal Executive
Paul O. Koether                   Officer)

/s/ John W. Galuchie, Jr.         President and Director        March 31, 2003
-------------------------
John W. Galuchie, Jr.

/s/ James L. Bicksler             Director                      March 31, 2003
---------------------------
James L. Bicksler

/s/ Sheri Perge Stettner          Director                      March 31, 2003
------------------------
Sheri Perge Stettner

/s/ Qun Yi Zheng                  Director                      March 31, 2003
---------------------------
Qun Yi Zheng

                                 CERTIFICATIONS

I, Paul O. Koether, certify that:

1.   I have reviewed this annual report on Form 10-KSB of Cortech, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

     c)   presented   in  this   annual   report  our   conclusions   about  the
          effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

March 31, 2003                                   /s/ Paul O. Koether
                                                 --------------------------
                                                 Paul O. Koether
                                                 Chairman

                                 CERTIFICATIONS

I, Sue Ann Itzel, certify that:

1.   I have reviewed this annual report on Form 10-KSB of Cortech, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

     c)   presented   in  this   annual   report  our   conclusions   about  the
          effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

March 31, 2003                                       /s/ Sue Ann Itzel
                                                     ---------------------------
                                                     Sue Ann Itzel
                                                     Chief Financial Officer
                                                     Treasurer and Secretary

                                                                    Exhibit 99.1

     CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350 AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


Pursuant to Section 906 of the Public Company Accounting Reform and Investor Protection Act of 2002 (18 U.S.C. 1350, as adopted), Paul O. Koether, the Chairman of Cortech, Inc., (the "Company"), and Sue Ann Itzel, the Chief Financial Officer, Treasurer and Secretary of the Company each hereby certifies that, to the best of their knowledge:

     1. The Company's Annual Report on Form 10-KSB for the period ended December 31, 2002, to which this Certification is attached as Exhibit
          99.1 (the "Periodic Report"),  fully complies with the requirements of
          Section 13(a) or Section 15(d) of the Securities Exchange Act of 1934, as amended;

     and

     2. The information contained in the Periodic Report fairly presents, in all material respects, the financial condition of the Company at the end of the period covered by the Periodic Report and results of operations of the Company for the period covered by the Periodic Report.

Dated:   March 31, 2003

/s/ Paul O. Koether
----------------------------------
Paul O. Koether
Chairman



/s/ Sue Ann Itzel
---------------------------------
Sue Ann Itzel
Chief Financial Officer,
Treasurer and Secretary