Form 10QSB
period 2003-03-31
CORTECH INC
filed 2003-05-13
CIK 728478

U.S. SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended: March 31, 2003
                                         --------------

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

     Check  whether  the issuer (1) filed all  reports  required  to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                 Yes X    No___
                                    ---
     State the number of shares outstanding of each of the issuer's classes of common equity: As of April 30, 2003, the issuer had 3,596,280 shares of its common stock, par value $.002 per share, outstanding.

     Transitional Small Business Disclosure Format (check one):
                                 Yes___   No X
                                            ---

PART I.  FINANCIAL INFORMATION
-------  ---------------------
ITEM 1.  Financial Statements
-------  --------------------


                                  CORTECH, INC.
                                  BALANCE SHEET
                                 MARCH 31, 2003
                                 ($000 Omitted)
                                   (UNAUDITED)

ASSETS
------

Current assets:
  Cash and cash equivalents                                       $ 11,951
  Other assets                                                          34
                                                                  --------
      Total assets                                                $ 11,985
                                                                  ========

LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------

Current liabilities:
  Accrued liabilities                                             $    228
                                                                  --------
      Total liabilities                                                228
                                                                  --------

Stockholders' equity:
  Preferred stock, $.002 par value,
    2,000,000 shares authorized,
    none issued                                                          -
  Common stock, $.002 par value, 5,000,000
    shares authorized, 3,596,280 shares
    issued and outstanding                                               7
  Additional paid-in capital                                        99,446
  Accumulated deficit                                            (  87,696)
                                                                  --------
      Total stockholders' equity                                    11,757
                                                                  --------

      Total liabilities and stockholders' equity                  $ 11,985
                                                                  ========







                 See accompanying notes to financial statements.

                                  CORTECH, INC.
                            STATEMENTS OF OPERATIONS
                      ($000 Omitted, except per share data)
                                   (UNAUDITED)


                                                       Three Months Ended
                                                             March 31,
                                                     ----------------------
                                                       2003          2002
                                                     --------      --------

Revenues:
  Interest income                                    $     33      $     55

Expenses:
  General and administrative                              152           474
                                                     --------      --------

Loss before income taxes                            (     119)    (     419)
Provision for income taxes                                  2             -
                                                     --------      --------
Net loss                                            ($    121)    ($    419)
                                                     ========      ========

Basic and diluted net loss
  per share                                         ($    .03)    ($    .11)
                                                     ========      ========

Basic and diluted weighted average common
  shares outstanding (in 000's)                         3,596         3,689
                                                     ========      ========


















                 See accompanying notes to financial statements.

                                  CORTECH, INC.
                            STATEMENTS OF CASH FLOWS
                                 ($000 Omitted)
                                   (UNAUDITED)

                                                       Three Months Ended
                                                             March 31,
                                                     ----------------------
                                                       2003          2002
                                                     --------      --------

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                          ($    121)    ($    419)
  Adjustments:
    Change in other assets                          (      27)           16
    Change in accrued liabilities                          39           221
                                                     --------      --------
        Net cash used in operating activities       (     109)    (     182)
                                                     --------      --------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Repurchase of common stock                                -     (      79)
                                                     --------      --------
        Net cash used in financing activities               -     (      79)
                                                     --------      --------

Net decrease in cash and cash equivalents           (     109)    (     261)
Cash and cash equivalents at beginning of period       12,060        13,448
                                                     --------      --------
Cash and cash equivalents at end of period           $ 11,951      $ 13,187
                                                     ========      ========

Supplemental disclosure cash flow information:
  Cash paid for taxes                                $      2      $      -
                                                     ========      ========















                 See accompanying notes to financial statements.

                                  CORTECH, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                   (UNAUDITED)


1.        General
          -------

               The accompanying unaudited financial statements of Cortech, Inc. ("Cortech" or the "Company") as of March 31, 2003 and for the three months ended March 31, 2003 and 2002 reflect all material adjustments consisting of only normal recurring adjustments, which, in the opinion of management, are necessary for a fair presentation of results for the interim periods. Certain information and footnote disclosures required under accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission, although the Company believes that the disclosures are adequate to make the information presented not misleading. These financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2002 as filed with the Securities and Exchange Commission.

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

               The results of operations for the three months ended March 31, 2003 and 2002 are not necessarily indicative of the results to be expected for the entire year or for any other period.

2.        Legal Proceedings
          -----------------

          Arbitration I
          -------------

               Subsequent to March 31, 2001, disagreements arose between Cortech and Ono Pharmaceutical Co., Ltd. ("Ono") as to the status of Ono's license rights under the 1999 agreement (see Form 10-KSB for more information). On August 7, 2001, Cortech filed a Demand for Arbitration with the American Arbitration Association against Ono seeking resolution of the dispute. The arbitration concluded in August

          2002, purportedly resolving any questions concerning the ownership of Cortech's Intellectual Property and Ono's development rights.

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

3.        Related Party Transactions
          --------------------------

               A management fee of $15,000 per month is paid to Asset Value Fund Limited Partnership ("AVF") for management services performed for the Company. Management services include, among other things, SEC filings, negotiation, evaluating merger and acquisition proposals, licensing, accounting and shareholder relations. The Company believes that the management fee is materially less than the cost for the Company to perform these services. AVF is the beneficial owner of approximately 44% of the Company's Common Stock at March 31, 2003.

4.        Common Stock
          ------------

               On October 30, 2000 the Board of Directors approved a stock repurchase program authorizing the Company to repurchase up to 160,000 shares of its Common Stock at prices deemed favorable from time to time in the open market or in privately negotiated transactions subject to market conditions, the Company's financial position and other considerations. As of March 31, 2003, 158,140 shares of Common Stock were repurchased for approximately $555,000. All shares repurchased were returned to the status of authorized but unissued shares.

5.        Loss Per Share
          --------------

               Loss per share is computed by dividing the net loss by the weighted-average number of common shares outstanding. Diluted net loss per share is computed by dividing the net loss by the sum of the weighted-average number of common shares outstanding plus the dilutive effect of shares issuable through the exercise of stock options.

               The shares used for basic loss per share and diluted loss per share are reconciled below (in 000's).

                                                          Three Months Ended
                                                                March 31,
                                                        ----------------------
                                                          2003          2002
                                                        --------      --------

         Average shares outstanding
           for basic loss per share                        3,596         3,689

         Dilutive effect of stock options                      -             -
                                                          ------        ------

         Average shares outstanding
           for dilutive loss per share                     3,596         3,689
                                                          ======        ======

ITEM 2.       Management's  Discussion  and Analysis of Financial  Condition and
-------       ------------------------------------------------------------------
              Results of Operations
              ---------------------

     The following discussion and analysis should be read in conjunction with Cortech's 2002 Annual Report on Form 10-KSB as well as the Company's financial statements and notes thereto included elsewhere in this Quarterly Report on Form 10-QSB. When used in this discussion, the word "expects" and similar expressions are intended to identify forward-looking statements. Such statements are subject to risks and uncertainties that could cause actual results to differ materially from those projected. The forward-looking statements contained herein speak only as of the date hereof. The Company expressly disclaims any obligation or undertaking to release publicly any updates or revisions to any forward-looking statements contained herein to reflect any change in the Company's expectations with regard thereto or any change in events, conditions or circumstances on which any such statement is based.

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

Results of Operations
---------------------

     Cortech had a net loss of $121,000 or $.03 basic and fully diluted loss per share for the three months ended March 31, 2003, compared to a net loss of $419,000 or $.11 basic and fully diluted loss per share for the same period of 2002.

Revenues
--------

     Interest income was $33,000 and $55,000 for the three months ended March 31, 2003 and 2002, respectively, a decrease of $22,000. Lower invested balances and lower yields on investments were the reasons for the decrease.

Expenses
--------

     General and administrative expenses decreased from $474,000 in the three months ended March 31, 2002 to $152,000 in the three months ended March 31, 2003. This decrease was due principally to lower legal fees incurred in connection with the Company's arbitration with Ono (the "Ono Arbitration") The Company anticipates additional legal expenses in the second quarter of 2003 in connection with the Ono Arbitration. For more information on the Ono Arbitration, see Part II - Other Information, Item 1. Legal Proceedings.

Liquidity and Capital Resources
-------------------------------

     At March 31, 2003, the Company had cash and cash equivalents of approximately $12 million. Cash equivalents of $11.9 million consisted of U.S. Treasury Bills with an original maturity of three months or less with yields ranging between 1.05% and 1.137%. Management believes its cash and cash equivalents are sufficient for its remaining business activities and for the costs of seeking an acquisition of an operating business.

     Net cash of $109,000 was used in operations for the quarter ended March 31, 2003, compared to net cash used in operations of $182,000 for the quarter ended March 31, 2002. In 2003, cash flows from the net loss of $121,000 was the primary reason for the cash used in operations. In 2002, cash flows from the net loss of $419,000 offset by the increase in accrued liabilities of $221,000 were the primary reasons for the cash used in operations.

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

Other Disclosures - Related Party Transactions
----------------------------------------------

     A management fee of $15,000 per month is paid to Asset Value Fund Limited Partnership ("AVF") for management services performed for the Company. Management services include, among other things, SEC filings, negotiation, evaluating merger and acquisition proposals, licensing, accounting and shareholder relations. The Company believes that the management fee is materially less than the cost for the Company to perform these services. AVF is the beneficial owner of approximately 44% of the Company's Common Stock at March 31, 2003.

PART II.  OTHER INFORMATION
--------  -----------------
ITEM 1.   Legal Proceedings
-------   -----------------

          Arbitration I
          -------------

               Subsequent to March 31, 2001, disagreements arose between Cortech and Ono Pharmaceutical Co., Ltd. ("Ono") as to the status of Ono's license rights under the 1999 agreement (see Form 10-KSB for more inforation). On August 7, 2001, Cortech filed a Demand for Arbitration with the American Arbitration Association against Ono seeking resolution of the dispute. The arbitration concluded in August 2002, purportedly resolving any questions concerning the ownership of Cortech's Intellectual Property and Ono's development rights.

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

          Arbitration II
          -------------

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

          Item 3.   Controls and Procedures
          -------   -----------------------

               Within the 90-day period prior to the filing of this report, the Company carried out, under the supervision and with the participation of the Company's management, including its Chief Executive Officer and Chief Financial Officer, an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Rule 13a-14(c) and 15d-14 under the Securities Exchange Act of 1934). Based upon and as of the date of that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the design and operation of these disclosure controls and procedures are effective. There were no significant changes in the Company's internal controls or in other factors that could significantly affect these internal controls subsequent to the date of their evaluation.


ITEM 6.  Exhibits and Reports on Form 8-K
-------  --------------------------------

     a.       Exhibits

               99.1 - Certifications pursuant to section 906 of the Sarbanes - Oxley Act of 2002.

     b.       Reports on Form 8-K

               No reports on Form 8-K were filed during the quarter for which this report is being filed.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                             CORTECH, INC.

Date: May 13, 2003                           /s/ Sue Ann Itzel
                                             -------------------------------
                                             Sue Ann Itzel
                                             Treasurer
                                             (Principal Accounting and Financial
                                             Officer)

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                             CORTECH, INC.

Date: May 13, 2003
                                             ------------------------------
                                             Sue Ann Itzel
                                             Treasurer
                                             (Principal Accounting and Financial
                                             Officer)

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

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

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

May 13, 2003                                /s/ Paul O. Koether
                                            -------------------------
                                            Paul O. Koether
                                            Chairman and Chief Executive Officer

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

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

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

May 13, 2003                                /s/ Sue Ann Itzel
                                            -----------------
                                            Sue Ann Itzel
                                            (Principal Accounting and Financial
                                            Officer)

                                                                    Exhibit 99.1

     CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350 AS ADOPTED PURSUANT TO
                 SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

Pursuant to Section 906 of the Public Company Accounting Reform and Investor Protection Act of 2002 (18 U.S.C. 1350, as adopted), John W. Galuchie, Jr., the Chairman and President of Cortech, Inc., (the "Company"), and Sue Ann Itzel, the Treasurer and Secretary of the Company each hereby certifies that, to the best of their knowledge:

     1. The Company's Quarterly Report on Form 10-QSB for the period ended March 31, 2003, to which this Certification is attached as Exhibit
          99.1 (the "Periodic Report"),  fully complies with the requirements of
          Section 13(a) or Section 15(d) of the Securities Exchange Act of 1934, as amended;

     and

     2. The information contained in the Periodic Report fairly presents, in all material respects, the financial condition of the Company at the end of the period covered by the Periodic Report and results of operations of the Company for the period covered by the Periodic Report.


Dated:   May 13, 2003


/s/ Paul O. Koether
-------------------------
Paul O. Koether
Chairman and Chief Executive Officer



/s/ Sue Ann Itzel
-------------------------
Sue Ann Itzel
Treasurer and Secretary