Form 10QSB
period 2003-06-30
CORTECH INC
filed 2003-08-13
CIK 728478

U.S. SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the quarterly period ended: June 30, 2003
                                        -------------

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


     Check  whether  the issuer (1) filed all  reports  required  to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                 Yes X  No ___
                                    ---

     State the number of shares outstanding of each of the issuer's classes of common equity: As of July 31, 2003, the issuer had 3,596,280 shares of its common stock, par value $.002 per share, outstanding.

     Transitional Small Business Disclosure Format (check one):
                                 Yes ___ No X
                                           ---

PART I.  -  FINANCIAL INFORMATION
-------     ---------------------
ITEM 1.  -  Financial Statements
-------     --------------------


                                  CORTECH, INC.
                                  BALANCE SHEET
                                  JUNE 30, 2003
                                 ($000 Omitted)
                                   (UNAUDITED)



ASSETS
------

Current assets:
  Cash and cash equivalents                                    $ 11,839
  Prepaid expenses and other                                         38
                                                               --------
    Total assets                                               $ 11,877
                                                               ========

LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------

Current liabilities:
  Accrued liabilities                                          $    187
                                                               --------
    Total liabilities                                               187
                                                               --------

Stockholders' equity:
  Preferred stock, $.002 par value,
   2,000,000 shares authorized,
   none issued                                                        -
  Common stock, $.002 par value, 5,000,000
   shares authorized, 3,596,280 shares
   issued and outstanding                                             7
  Additional paid-in capital                                     99,446
  Accumulated deficit                                         (  87,763)
                                                               --------
    Total stockholders' equity                                   11,690
                                                               --------

    Total liabilities and stockholders' equity                 $ 11,877
                                                               ========










                 See accompanying notes to financial statements.

                                  CORTECH, INC.
                            STATEMENTS OF OPERATIONS
                      ($000 Omitted, except per share data)
                                   (UNAUDITED)


                                                          Three Months Ended
                                                               June 30,
                                                        ----------------------
                                                          2003          2002
                                                        --------      --------

Revenues:
  Interest income                                        $    30       $    56

Expenses:
  General and administrative                                  97           702
                                                         -------       -------

Loss before income taxes                                (     67)     (    646)
Provision for income taxes                                     -             -
                                                         -------       -------
Net loss                                                ($    67)     ($   646)
                                                         =======       =======

Basic and fully diluted net
  loss per share                                        ($   .02)     ($   .18)
                                                         =======       =======

Basic and diluted weighted average
  common shares outstanding (in 000's)                     3,596         3,660
                                                         =======       =======
























                 See accompanying notes to financial statements.

                                  CORTECH, INC.
                            STATEMENTS OF OPERATIONS
                      ($000 Omitted, except per share data)
                                   (UNAUDITED)


                                                          Six Months Ended
                                                               June 30,
                                                        --------------------
                                                          2003        2002
                                                        --------    --------

Revenues:
  Interest income                                       $    63     $    112

Expenses:
  General and administrative                                249        1,176
                                                        -------      -------

Loss before income taxes                               (    186)    (  1,064)
Provision for income taxes                                    2            -
                                                        --------     -------
Net loss                                               ($   188)    ($ 1,064)
                                                        =======      =======

Basic and fully diluted net
  loss per share                                       ($   .05)    ($   .29)
                                                        =======      =======

Basic and diluted weighted average
  common shares outstanding (in 000's)                    3,596        3,674
                                                        =======      =======





















                 See accompanying notes to financial statements.

                                  CORTECH, INC.
                            STATEMENTS OF CASH FLOWS
                                 ($000 Omitted)
                                   (UNAUDITED)



                                                          Six Months Ended
                                                              June 30,
                                                        --------------------
                                                          2003        2002
                                                        --------    --------

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                             ($    188) ($  1,064)
  Adjustments:
    Change in other assets                             (      31)         2
    Change in accrued liabilities                      (       2)       318
                                                        --------   --------
        Net cash used in operating activities          (     221) (     744)
                                                        --------   --------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Repurchase of common stock                                   -  (     221)
                                                        --------   --------
        Net cash used in financing activities                  -  (     221)
                                                        --------   --------

Net decrease in cash and cash equivalents              (     221) (     965)
Cash and cash equivalents at beginning of period          12,060     13,448
                                                        --------   --------
Cash and cash equivalents at end of period              $ 11,839   $ 12,483
                                                        ========   ========


Supplemental disclosure of cash flow information:
  Cash paid for taxes                                   $      2   $      -
                                                        ========   ========



















                 See accompanying notes to financial statements.

                                  CORTECH, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                   (UNAUDITED)
1.        General
          -------

               The accompanying unaudited financial statements of Cortech, Inc. ("Cortech" or the "Company") as of June 30, 2003 and for the three and six months ended June 30, 2003 and 2002 reflect all material adjustments consisting of only normal recurring adjustments, which, in the opinion of management, are necessary for a fair presentation of results for the interim periods. Certain information and footnote disclosures required under accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission, although the Company believes that the disclosures are adequate to make the information presented not misleading. These financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2002 as filed with the Securities and Exchange Commission.

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

               The results of operations for the three and six months ended June 30, 2003 and 2002 are not necessarily indicative of the results to be expected for the entire year or for any other period.

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


3.        Related Party Transactions
          --------------------------

               A management fee of $15,000 per month is paid to Asset Value Fund Limited Partnership ("AVF") for management services performed for the Company. Management services include, among other things, SEC filings, negotiation, evaluating merger and acquisition proposals, licensing, accounting and shareholder relations. The Company believes that the management fee is materially less than the cost for the Company to perform these services. AVF is the beneficial owner of approximately 45% of the Company's Common Stock at June 30, 2003.

4.        Common Stock
          ------------

               In October, 2000 the Board of Directors approved a stock repurchase program authorizing the Company to repurchase up to 160,000 shares of its Common Stock at prices deemed favorable from time to time in the open market or in privately negotiated transactions subject to market conditions, the Company's financial position and other considerations. As of June 30, 2003, 158,140 shares of Common
          Stock have been repurchased under this plan for approximately $555,000. All shares repurchased were returned to the status of authorized but unissued shares.

5.        Loss Per Share
          --------------

               Loss per share is computed by dividing the net loss by the weighted-average number of common shares outstanding. Diluted net loss per share is computed by dividing net loss by the sum of the weighted-average number of common shares outstanding plus the dilutive effect of shares issuable through the exercise of stock options.

               The shares used for basic loss per share and diluted loss per share are reconciled below (in 000's).

                                                        Three Months Ended             Six Months Ended
                                                              June 30, _ _                 June 30,
                                                        ------------------            ------------------
                                                        2003          2002            2003          2002
                                                        ----          ----            ----          ----

         Average shares outstanding for
           basic loss per share                        3,596         3,660           3,596         3,674

         Dilutive effect of stock options                  -             -               -             -
                                                       -----         -----           -----         -----

         Average shares outstanding for
           dilutive loss per share                     3,596         3,660           3,596         3,674
                                                       =====         =====           =====         =====




ITEM 2.   Management's Discussion and Analysis of Financial Condition and
-------   ---------------------------------------------------------------
          Results of Operations
          ---------------------

     The following discussion and analysis should be read in conjunction with Cortech, Inc.'s ("Cortech" or the "Company") 2002 Annual Report on Form 10-KSB as well as the Company's financial statements and notes thereto included elsewhere in this Quarterly Report on Form 10-QSB. When used in this discussion, the word "expects" and similar expressions are intended to identify forward-looking statements. Such statements are subject to risks and uncertainties that could cause actual results to differ materially from those projected. The forward-looking statements contained herein speak only as of the date hereof. The Company expressly disclaims any obligation or undertaking to release publicly any updates or revisions to any forward-looking statements contained herein to reflect any change in the Company's expectations with regard thereto or any change in events, conditions or circumstances on which any such statement is based.

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


Results of Operations
---------------------

     Cortech had a net loss of $67,000 or $.02 basic and fully diluted loss per share for the quarter ended June 30, 2003 compared to a net loss of $646,000 or $.18 basic and fully diluted loss per share for the same period in 2002. For the six months ended June 30, 2003, Cortech had a net loss of $188,000, or $.05 basic and fully diluted loss per share compared to a net loss of $1,064,000 or $.29 basic and fully diluted loss per share for the same period in 2002.

Revenues
--------

     Interest income was $30,000 and $63,000 in the three and six months ended June 30, 2003, respectively, compared to $56,000 and $112,000 for the same periods in 2002, a decrease of $26,000 and $49,000 in the three and six month periods, respectively. Lower yields on investments and lower invested balances were the reasons for this decrease.

Expense
-------

     General and administrative expenses were $97,000 and $249,000 in the three and six months ended June 30, 2003, respectively, and $702,000 and $1,176,000 in the same periods in 2002, respectively, a decrease of $605,000 and $927,000. This decrease was due principally to lower legal fees incurred in connection with the Company's arbitrations with Ono Pharmaceutical Co., Ltd (the "Ono Arbitration"). The Company anticipates additional expenses in 2003 in connection with the Ono Arbitration. (For more information on the Ono Arbitration, see Part II - Other Information, Item 1, Legal Proceedings.

Liquidity and Capital Resources
-------------------------------

     At June 30, 2003, the Company had cash and cash equivalents of approximately $11.8 million. Cash equivalents of $11.7 million consisted of U.S. Treasury Bills with an original maturity of three months or less with yields ranging between .775% and .817%. Management believes its cash and cash equivalents are sufficient for its remaining business activities and for the costs of seeking an acquisition of an operating business.

     Net cash of $221,000 was used by operating activities for the six months ended June 30, 2003 compared to net cash used by operating activities of $744,000 for the same period in 2002. Cash flows caused by the net losses were the primary reasons for the cash used in operating activities.

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


Other Disclosures - Related Party Transactions
----------------------------------------------

     A management fee of $15,000 per month is paid to Asset Value Fund Limited Partnership ("AVF") for management services performed for the Company. Management services include, among other things, SEC filings, negotiation, evaluating merger and acquisition proposals, licensing, accounting and shareholder relations. The Company believes that the management fee is materially less than the cost for the Company to perform these services. AVF is the beneficial owner of approximately 45% of the Company's Common Stock at June 30, 2003.

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

ITEM 4.   Submissions of Matters to a Vote of Security Holders
-------   ----------------------------------------------------

     The Company held its Annual Meeting of Stockholders on May 20, 2003. Five Directors were elected. The following is a vote tabulation for the nominees:


          NOMINEE                     FOR                WITHHELD
          -------                     ---                --------

     Paul O. Koether               3,427,145               8,262
     James L. Bicksler             3,427,145               8,262
     Diarmuid F. Boran             3,426,961               8,446
     Sheri Perge Stettner          3,427,145               8,262
     Qun Yi Zheng                  3,427,145               8,262

     The shareholders also voted to ratify the selection of PricewaterhouseCoopers LLP as Independent Auditors of the Company for the year ended December 31, 2003. The following is a vote tabulation for the ratification.

            FOR                     AGAINST              WITHHELD
            ---                     -------              --------

         3,433,041                   1,999                 367

ITEM 6.  -   Exhibits and Reports on Form 8-K
-------      --------------------------------

     a.      Exhibits

             31.1 - Certification pursuant to  Section 302 of the Sarbanes-Oxley
                    Act of 2002.

             31.2 - Certification pursuant to  Section 302 of the Sarbanes-Oxley
                    Act of 2002.

             32   - Certification pursuant to  Section 906 of the Sarbanes-Oxley
                    Act of 2002.


     b.      Reports on Form 8-K

             No reports on Form 8-K were filed during the quarter for which this report is being filed.

                                   SIGNATURES

     Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                  CORTECH, INC.



Date: August 13, 2003                             /s/ Sue Ann Merrill
                                                  ------------------------------
                                                  Sue Ann Merrill
                                                  Treasurer
                                                  (Principal Accounting
                                                  and Financial Officer)

                                   SIGNATURES

         Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                  CORTECH, INC.



Date: August 13, 2003
                                                  ------------------------------
                                                  Sue Ann Merrill
                                                  Treasurer
                                                  (Principal Accounting
                                                  and Financial Officer)

                                                                            31.1
                      CERTIFICATION PURSUANT TO SECTION 302
                        OF THE SARBANES-OXLEY ACT OF 2002

I, Paul O. Koether, certify that:

1.   I have reviewed this quarterly report on Form 10-QSB of Cortech, Inc.;

2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the registrant and have:

          a) designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

          b) designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

          c) evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

          d) disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

          a) all significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

          b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.

August 13, 2003                                   /s/ PAUL O. KOETHER
                                                  ------------------------------
                                                  Paul O. Koether
                                                  Chief Executive Officer

                                                                    EXHIBIT 31.2

                      CERTIFICATION PURSUANT TO SECTION 302
                        OF THE SARBANES-OXLEY ACT OF 2002

I, Sue Ann Merrill, certify that:

1.   I have reviewed this quarterly report on Form 10-QSB of Cortech, Inc.;

2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the registrant and have:

          a) designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

          b) designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

          c) evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

          d) disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

          a) all significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

          b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.

August 13, 2003                                   /s/ Sue Ann Merrill
                                                  ------------------------------
                                                  Sue Ann Merrill
                                                  (Principal Accounting and
                                                  Financial Officer)

                                                                      Exhibit 32

     CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350 AS ADOPTED PURSUANT TO
                 SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


Pursuant to Section 906 of the Public Company Accounting Reform and Investor Protection Act of 2002 (18 U.S.C. 1350, as adopted), Paul O. Koether, the Chairman of Cortech, Inc., (the "Company"), and Sue Ann Merrill, the Chief Financial Officer, Treasurer and Secretary of the Company each hereby certifies that, to the best of their knowledge:

          1. The Company's Quarterly Report on Form 10-QSB for the period ended June 30, 2003, to which this Certification is attached as
               Exhibit 32 (the "Periodic Report"), fully complies with the requirements of Section 13(a) or Section 15(d) of the Securities Exchange Act of 1934, as amended;

          and

          2. The information contained in the Periodic Report fairly presents, in all material respects, the financial condition of the Company at the end of the period covered by the Periodic Report and results of operations of the Company for the period covered by the Periodic Report.


Dated:   August 13, 2003


/s/ Paul O. Koether
---------------------
Paul O. Koether
Chairman



/s/ Sue Ann Merrill
---------------------
Sue Ann Merrill
Chief Financial Officer, Treasurer and Secretary