Form 10QSB
period 2003-09-30
CORTECH INC
filed 2003-11-13
CIK 728478

U.S. SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

       For the quarterly period ended: September 30, 2003
                                       ------------------

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

State the number of shares outstanding of each of the issuer's classes of common equity: As of October 31, 2003, the issuer had 3,596,280 shares of its common stock, par value $.002 per share, outstanding.

Transitional Small Business Disclosure Format (check one):
                                 Yes    No X
                                    ---   ---

PART I.  -  FINANCIAL INFORMATION
-------     ---------------------
ITEM 1.  -  Financial Statements
-------     --------------------

                                  CORTECH, INC.
                                  BALANCE SHEET
                               SEPTEMBER 30, 2003
                                 ($000 Omitted)
                                   (UNAUDITED)

ASSETS
------

Current assets:
  Cash and cash equivalents                                           $ 11,730
  Prepaid expenses and other                                                21
                                                                      --------
    Total assets                                                      $ 11,751
                                                                      ========
LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------

Current liabilities:
  Accrued liabilities                                                 $    152
                                                                      --------
    Total liabilities                                                      152
                                                                      --------
Stockholders' equity:
  Preferred stock, $.002 par value,
   2,000,000 shares authorized,
   none issued                                                               -
  Common stock, $.002 par value, 5,000,000
   shares authorized, 3,596,280 shares
   issued and outstanding                                                    7
Additional paid-in capital                                              99,446
Accumulated deficit                                                  (  87,854)
                                                                      --------
    Total stockholders' equity                                          11,599
                                                                      --------
    Total liabilities and stockholders' equity                        $ 11,751
                                                                      ========









                 See accompanying notes to financial statements.

                                  CORTECH, INC.
                            STATEMENTS OF OPERATIONS
                      ($000 Omitted, except per share data)
                                   (UNAUDITED)

                                                       Three Months Ended
                                                          September 30,
                                                     ---------------------
                                                       2003         2002
                                                     --------     --------

Revenues:
  Interest income                                     $   24       $   50

Expenses:
  General and administrative                             115            2
                                                      ------       ------

Income (loss) before income taxes                    (    91)          48
Provision benefit for income taxes                         -            -
                                                      ------       ------
Net income (loss)                                    ($   91)      $   48
                                                      ======       ======

Basic and fully diluted net
  income (loss) per share                            ($  .03)      $  .01
                                                      ======       ======

Basic and fully diluted weighted average
  common shares outstanding (in 000's)                 3,596        3,623
                                                      ======       ======






















                 See accompanying notes to financial statements.

                                  CORTECH, INC.
                            STATEMENTS OF OPERATIONS
                      ($000 Omitted, except per share data)
                                   (UNAUDITED)

                                                         Nine Months Ended
                                                           September 30,
                                                       ---------------------
                                                         2003         2002
                                                       --------     --------

Revenues:
  Interest income                                       $   87        $  162

Expenses:
  General and administrative                               364         1,178
                                                        ------        ------

Loss before income taxes                               (   277)      ( 1,016)
Provision for income taxes                                   2             -
                                                        ------        ------
Net loss                                               ($  279)      ($1,016)
                                                        ======        ======
Basic and fully diluted net
  loss per share                                       ($  .08)      ($  .28)
                                                        ======        ======
Basic and fully diluted weighted average
  common shares outstanding (in 000's)                   3,596         3,657
                                                        ======        ======























                 See accompanying notes to financial statements.

                                  CORTECH, INC.
                            STATEMENTS OF CASH FLOWS
                                 ($000 Omitted)
                                   (UNAUDITED)

                                                         Nine Months Ended
                                                           September 30,
                                                       ---------------------
                                                         2003         2002
                                                       --------     --------

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                            ($    279)    ($  1,016)
  Adjustments:
  Change in prepaid expenses other assets             (      14)           10
  Change in accrued liabilities                       (      37)          227
                                                       --------      --------
    Net cash used in operating activities             (     330)    (     779)
                                                       --------      --------
CASH FLOWS FROM FINANCING ACTIVITIES-
  Repurchase of common stock                                  -     (     278)
                                                       --------      --------
    Net cash used in financing activities                     -     (     278)
                                                       --------      --------

Net decrease in cash and cash equivalents             (     330)    (   1,057)
Cash and cash equivalents, beginning of period           12,060        13,448
                                                       --------      --------
Cash and cash equivalents, end of period               $ 11,730      $ 12,391
                                                       ========      ========
Supplemental disclosure of cash flow information:
  Cash paid for taxes                                  $      2      $      -
                                                       ========      ========




















                 See accompanying notes to financial statements.

                                  CORTECH, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                   (UNAUDITED)

1.   General
     -------

          The accompanying unaudited financial statements of Cortech, Inc. ("Cortech" or the "Company") as of September 30, 2003 and for the three and nine months ended September 30, 2003 and 2002 reflect all material adjustments consisting of only normal recurring adjustments, which, in the opinion of management, are necessary for a fair presentation of results for the interim periods. Certain information and footnote disclosures required under accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission, although the Company believes that the disclosures are adequate to make the information presented not misleading. These financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2002 as filed with the Securities and Exchange Commission.

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

          The results of operations for the three and nine months ended September 30, 2003 and 2002 are not necessarily indicative of the results to be expected for the entire year or for any other period.

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

     Arbitration II
     --------------

          On November 1, 2002, the Company announced that Ono had advised it of Ono's intention to discontinue the development of ONO-6818 because of potential liver toxicity. In a series of subsequent letters, Ono sought to renegotiate its rights to make compounds using Cortech's technology. When Cortech declined, on February 7, 2003 Ono admitted that it had been developing what it called "Improved Compounds" since April of 2002 and that it had not disclosed this development as required by the 1999 Agreement, assuming that these new compounds met the Agreement's definition of "Improved Compounds". In further breach of the 1999 Agreement, Ono refused to reveal the chemical structure of these so-called "Improved Compounds" and announced that Ono had filed a patent in Japan. Within days, Cortech received a notice of Arbitration in which Ono claimed that its rights to develop and designate compounds for development as commercial products extended beyond the termination of the period provided in the 1999 Agreement for designating "Developed Compounds", as defined in such agreement. Cortech intends to defend the arbitration vigorously.

3.   Related Party Transactions
     --------------------------

          A management fee of $15,000 per month is paid to Asset Value Fund Limited Partnership ("AVF") for management services performed for the Company. Management services include, among other things, SEC filings, negotiation, evaluating merger and acquisition proposals, licensing, accounting and shareholder relations. The Company believes that the management fee is materially less than the cost for the Company to perform these services. AVF is the beneficial owner of approximately 45% of the Company's Common Stock at September 30, 2003.

4.   Common Stock
     ------------

          In October 2000 the Board of Directors approved a stock repurchase program authorizing the Company to repurchase up to 160,000 shares of its Common Stock at prices deemed favorable from time to time in the open market or in privately negotiated transactions subject to market conditions, the Company's financial position and other considerations. As of September 30, 2003, 158,140 shares of Common Stock were repurchased for approximately $555,000. All shares repurchased were returned to the status of authorized but unissued shares.

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

          The shares used for basic income  (loss) per share and diluted  income
     (loss) per share are reconciled below (in 000's):



                                           Three Months Ended     Nine Months Ended
                                              September 30,          September 30,
                                           ------------------     -----------------
                                           2003          2002     2003         2002
                                           ----          ----     ----         ----

     Average shares outstanding for
       basic income (loss) per share       3,596        3,623     3,596        3,657

     Dilutive effect of stock options          -            -         -            -
                                           -----        -----     -----        -----

     Average shares outstanding for
       diluted income (loss) per share     3,596        3,623     3,596        3,657
                                           =====        =====     =====        =====


          Excluded from the calculation of diluted income (loss) per share for the three and nine months ended September 30, 2003 and 2002 are 478,036 and 478,786, respectively, common stock options which, if included, would have an antidilutive effect.

ITEM 2.    Management's  Discussion and  Analysis  of  Financial  Condition  and
-------    ---------------------------------------------------------------------
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

Results of Operations
---------------------

     Cortech had a net loss of $91,000 for the three months ended September 30, 2003 or $.03 basic and fully diluted loss per share and a net loss of $279,000 or $.08 basic and fully diluted loss per share for the nine months ended September 30, 2003, compared to net income of $48,000 or $.01 basic and fully diluted income per share for the three months ended September 30, 2002 and a net loss of $1,016,000 or $.28 basic and fully diluted loss per share for the nine months ended September 30, 2002.

Revenues
--------

     Interest income was $24,000 and $87,000 in the three and nine months ended September 30, 2003, respectively, compared to $50,000 and $162,000 for the same periods in 2002, a decrease of $26,000 and $75,000 in the three and nine month periods, respectively. Lower yields on investments and lower invested balances were the reasons for this decrease.

Expenses
--------

     General and administrative expenses were $115,000 and $364,000 in the three and nine months ended September 30, 2003, respectively, compared to $2,000 and $1,178,000 in the same periods in 2002, respectively. The increase of $113,000 in the quarter ended September 30, 2003 compared to the same period in 2002 was due primarily to reimbursement of fees in the third quarter of 2002 that had previously been expensed. For the nine months ended September 30, 2003, general and administrative expenses decreased by $814,000 from the same period in 2002 due primarily to lower legal fees incurred in connection with the Ono Arbitration. (For more information on the Ono Arbitration, See Part II - Other Information, Item 1, Legal Proceedings.)

Liquidity and Capital Resources
-------------------------------

     At September 30, 2003, the Company had cash and cash equivalents of approximately $11.7 million. Cash equivalents of $11.6 million consisted of U.S. Treasury Bills with a maturity of three months or less at the date of purchase with yields ranging between .89% and .95%. Management believes its cash and cash equivalents are sufficient for its remaining business activities and for the costs of seeking an acquisition of an operating business.

     Net cash of $330,000 was used in operating activities for the nine months ended September 30, 2003 compared to net cash used of $779,000 for the same period in 2002. Cash flows from the net losses were the primary reasons for the cash used in operations.

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

Other Disclosures - Related Party Transactions
----------------------------------------------

     A management fee of $15,000 per month is paid to Asset Value Fund Limited Partnership ("AVF") for management services performed for the Company. Management services include, among other things, SEC filings, negotiation, evaluating merger and acquisition proposals, licensing, accounting and shareholder relations. The Company believes that the management fee is materially less than the cost for the Company to perform these services. AVF is the beneficial owner of approximately 45% of the Company's Common Stock at September 30, 2003.

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

Arbitration II
--------------

     On November 1, 2002, the Company announced that Ono had advised it of Ono's intention to discontinue the development of ONO-6818 because of potential liver toxicity. In a series of subsequent letters, Ono sought to renegotiate its rights to make compounds using Cortech's technology. When Cortech declined, on February 7, 2003 Ono admitted that it had been developing what it called "Improved Compounds" since April of 2002 and that it had not disclosed this development as required by the 1999 Agreement, assuming that these new compounds met the Agreement's definition of "Improved Compounds". In further breach of the 1999 Agreement, Ono refused to reveal the chemical structure of these so-called "Improved Compounds" and announced that Ono had filed a patent in Japan. Within days, Cortech received a notice of Arbitration in which Ono claimed that its rights to develop and designate compounds for development as commercial products extended beyond the termination of the period provided in the 1999 Agreement for designating "Developed Compounds", as defined in such agreement. Cortech intends to defend the Arbitration vigorously.

ITEM 3.  -  Controls and Procedures
-------     -----------------------

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

ITEM 6.  -  Exhibits and Reports on Form 8-K
-------     --------------------------------

(a)         Exhibits
            --------

            31.1 Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

            31.2 Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

            32 Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002


(b)         Reports on Form 8-K
            -------------------

     No reports on Form 8-K were filed during the quarter for which this report is being filed.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                              CORTECH, INC.



Date:  November 13, 2003                      /s/ Sue Ann Merrill
                                              --------------------------------
                                              Sue Ann Merrill
                                              Treasurer
                                              (Principal Accounting
                                              and Financial Officer)

                                                                   EXHIBIT 31.1
                      CERTIFICATION PURSUANT TO SECTION 302
                        OF THE SARBANES-OXLEY ACT OF 2002

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

November 13, 2003                                /s/ PAUL O. KOETHER
                                                 ----------------------------
                                                 Paul O. Koether
                                                 Chairman, President and
                                                   Chief Executive Officer

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

November 13, 2003                                  /s/ Sue Ann Merrill
                                                   ---------------------------
                                                   Sue Ann Merrill
                                                   (Principal Accounting and
                                                   Financial Officer)

                                                                     Exhibit 32

     CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350 AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


Pursuant to Section 906 of the Public Company Accounting Reform and Investor Protection Act of 2002 (18 U.S.C. 1350, as adopted), Paul O. Koether, the Chairman, President and Chief Executive Officer of Cortech, Inc., (the
"Company"), and Sue Ann Merrill, the Chief Financial Officer, Treasurer and Secretary of the Company each hereby certifies that, to the best of their knowledge:

          1. The Company's Quarterly Report on Form 10-QSB for the period ended September 30, 2003, to which this Certification is attached as Exhibit 32 (the "Periodic Report"), fully complies with the requirements of Section 13(a) or Section 15(d) of the Securities Exchange Act of 1934, as amended;

          and

          2. The information contained in the Periodic Report fairly presents, in all material respects, the financial condition of the Company at the end of the period covered by the Periodic Report and results of operations of the Company for the period covered by the Periodic Report.


Dated:   November 13, 2003




/s/ Paul O. Koether
-------------------------------
Paul O. Koether
Chairman, President and
  Chief Executive Officer



/s/ Sue Ann Merrill
--------------------------------
Sue Ann Merrill
Chief Financial Officer,
  Treasurer and Secretary