Form 10KSB
period 2003-12-31
CORTECH INC
filed 2004-03-26
CIK 728478

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB
MARK ONE:

[X] Annual Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934.
       For the Fiscal year ended December 31, 2003

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

     Check if there is no disclosure of delinquent filers in response to item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of issuer's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

     Issuer's revenues for the fiscal year ended December 31, 2003 were approximately $119,000.

     As of February 27, 2004, there were 3,595,780 shares of common stock outstanding. The aggregate market value of the common stock held by non-affiliates of the issuer, based upon the closing price on the Nasdaq SmallCap Market, was approximately $5 million.

     Traditional Small Business Disclosure Format    Yes      No  X
                                                        -----   -----

     Portions of the following documents are incorporated by reference in this Report on Form 10-KSB:

     1. Information required under Part III of this report is incorporated by reference from the Registrants 2004 Proxy Statement.

Item 1.  -  DESCRIPTION OF BUSINESS
-------     -----------------------

General

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

     Cortech's strategy is to use collaborative partners to conduct and fund on-going research and development on those components of its portfolio that had not been licensed to third parties. Cortecy does not currently have any collaborative partners. In response to disappointing test results and its loss of collaborative partner funding for research, Cortech implemented a series of reductions in force which resulted in the Company having no compensated employees since February 1999, and effectively discontinued all internal research and development activities. In addition, Cortech decommissioned its laboratories and sold all of its remaining scientific, technical and office equipment.

ONO Collaboration, Arbitrations, Settlement and Termination
-----------------------------------------------------------

Collaboration
-------------

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

Arbitrations
------------

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

Settlement and Termination
--------------------------

     On March 19, 2004 Cortech signed an Assignment, Termination and Settlement Agreement with Ono. Under the Agreement, Ono assigned to Cortech all pharmaceutical compounds and intellectual property rights that Ono acquired under the 1999 Agreement, including all technical and clinical information related to the pharmaceutical compounds. Moreover, Ono agreed to pay outstanding patent prosecution expenses. Cortech and Ono settled the pending arbitration in its entirety. Both parties terminated the 1999 Agreement, with all of Ono's rights under the 1999 Agreement reverting to Cortech. Ono's confidentiality obligations survived the termination of the 1999 Agreement.

     The Company will continue to seek other partners to develop the elastase technology, although there can be no assurance that it will succeed in this endeavor.

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

     In March 1995, Cortech signed a three-year research agreement with Ono to develop an orally active HNE inhibitor using technology developed by Cortech prior to initiation of the collaboration. Under the terms of the agreement, Ono substantially funded Cortech's research on oral HNE inhibitors ultimately providing a total of approximately $10 million in funding from 1995-1997. The agreement also granted Ono an exclusive, royalty-free license to make, use and sell a resulting product in Japan, Korea, Taiwan and China (the "Ono Territory"), with Cortech retaining all rights outside of the Ono Territory. The agreement was subsequently amended with the final agreement executed in June 1999. See above "Ono Collaboration, Arbitrations, Settlement and Termination".

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

Cortech holds twenty-eight United States patents and has five United States patent applications pending which concern protease inhibitors. Cortech holds ten United States patents which concern bradykinin antagonists. In addition, Cortech holds fifty-seven foreign patents and has forty-four foreign patents pending concerning protease inhibitors and bradykinin antagonists.

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

     In addition to regulations enforced by the FDA, Cortech was also subject to regulation under the Occupational Safety and Health Act, the Environmental Protection Act, the Toxic Substances Control Act, the Resource Conservation and Recovery Act, regulations promulgated by the United States Department of Agriculture, and other related federal, state or local regulations. Cortech's research and development involved the controlled use of hazardous materials, chemicals, viruses and various radioactive compounds. Cortech believes that its safety procedures for handling and disposing of such materials complied with the standards prescribed by state and federal regulations.

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

Arbitrations
------------

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

Settlement and Termination
--------------------------

     On March 19, 2004 Cortech signed an Assignment, Termination and Settlement Agreement with Ono. Under the Agreement, Ono assigned to Cortech all pharmaceutical compounds and intellectual property rights that Ono acquired under the 1999 Agreement, including all technical and clinical information related to the pharmaceutical compounds. Moreover, Ono agreed to pay outstanding patent prosecution expenses. Cortech and Ono settled the pending arbitration in its entirety. Both parties terminated the 1999 Agreement, with all of Ono's rights under the 1999 Agreement reverting to Cortech. Ono's confidentiality obligations survived the termination of the 1999 Agreement.

     The Company will continue to seek other partners to develop the elastase technology, although there can be no assurance that it will succeed in this endeavor.


ITEM 4.  -  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
-------     ---------------------------------------------------

     None

                                     PART II
                                     -------

ITEM 5.  -  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS
-------     --------------------------------------------------------

     At February 29, 2004, the Company had approximately 437 stockholders of record. The Company's common stock currently trades on the Nasdaq SmallCap Market under the symbol "CRTQ". On February 27, 2004, the closing price per share of the common stock was $2.99.

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

                                                   Low               High
                                                   ---               ----
     Calendar Quarter Ended:

     2003
              March 31                            $ 2.50           $ 2.65
              June 30                               2.60             3.01
              September 30                          2.56             3.20
              December 31                           2.61             2.98
     2002

              March 31                            $ 3.58           $ 4.10
              June 30                               3.23             4.00
              September 30                          2.75             3.40
              December 31                           2.28             2.75

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

Results of Operations
---------------------

Revenues
--------

     Revenues, consisting of interest income were $119,000 and $209,000 for the years ended December 31, 2003 and 2002, respectively. Lower yields on lower invested balances was the primary reason for this decrease.

     General and administrative expenses decreased from $1,306,000 in 2002 to $447,000 in 2003. This decrease was due principally to lower legal fees incurred in connection with the Ono Arbitrations. (For more information on the Ono Arbitrations see Item 3.-Legal Proceedings.)

Liquidity and Capital Resources
-------------------------------

     At December 31, 2003, the Company had cash and cash equivalents of $11.7 million. Cash equivalents consisted of U.S. Treasury Bills with original maturities of three months or less and yields ranging from .80% to .90%. Working capital at December 31, 2003 was approximately $11.6 million. Management believes its cash and cash equivalents are sufficient for its remaining business activities for the next twelve months and for the costs of seeking an acquisition of an operating business.

     Net cash of approximately $364,000 was used in operations in 2003 due primarily to the net loss of $330,000. In 2002, net cash of approximately $1,056,000 was used in operations, due primarily to the net loss of $1,097,000.

     Net cash of $332,000 was used in financing activities in 2002 due to the repurchase of common stock.

Factors Which May Affect Future Results
---------------------------------------

     Future earnings of the Company are dependent on interest rates earned on the Company's invested balances and expenses incurred.

Other Disclosures - Related Party Transactions
----------------------------------------------

     A management fee of $15,000 per month is paid to Asset Value Fund Limited Partnership ("AVF") for management services performed for the Company. Management services include, among other things, SEC filings, negotiation, evaluating merger and acquisition proposals, licensing, accounting and shareholder relations. The Company believes that the management fee is materially less than the cost for the Company to perform these services. AVF is the beneficial owner of approximately 46% of the Company's Common Stock at December 31, 2003.

Other Matters
-------------

     Net Operating Loss Carryforwards and Tax Credits: As of December 31, 2003, Cortech had approximately $86 million of net operating loss carryforwards ("NOL") for income tax purposes. In addition, Cortech has approximately $3 million of research and development and foreign tax credit carryforwards available to offset future federal income tax, subject to limitations for alternative minimum tax. The NOL's and credit carryforwards expire in various years from 2005 through 2023. Cortech's use of operating loss carryforwards and tax credit carryforwards is subject to limitations imposed by the Internal Revenue Code.

     Management believes the deferred tax assets as of December 31, 2003 do not satisfy the realization criteria set forth in SFAS No. 109 and has recorded a valuation allowance for the entire net tax asset. By recording a valuation allowance for the entire amount of future tax benefits, the Company has not recognized a deferred tax benefit for income taxes in its statements of operations.

ITEM 7.  -  FINANCIAL STATEMENTS
-------     --------------------

     The financial statements filed with this item are listed below:

     Report of Independent Auditors

     Financial Statements:

           Balance Sheet as of December 31, 2003

           Statements of Operations for the Years ended December 31, 2003 and 2002

           Statements of Stockholders' Equity for the Years ended
           December 31, 2003 and 2002

           Statements of Cash Flows for the Years ended December 31, 2003 and 2002

           Notes to Financial Statements

                                                      PricewaterhouseCoopers LLP
                                                                400 Campus Drive
                                                                    P.O. Box 988
                                                          Florham Park, NJ 07932
                                                        Telephone (973) 236 4000
                                                        Facsimile (973) 236 5000


                         REPORT OF INDEPENDENT AUDITORS

To the Shareholders and Directors of
Cortech, Inc.:

In our opinion, the accompanying balance sheet and related statements of operations, of stockholders' equity and of cash flows present fairly, in all material respects, the financial position of Cortech, Inc. at December 31, 2003 and 2002, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2003 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.



/s/ PricewaterhouseCoopers LLP

February 6, 2004, except for the last two paragraphs of Note 3 and 6 and Note 8, for which the date is March 19, 2004

                                  CORTECH, INC.
                                  BALANCE SHEET
                                December 31, 2003
                                   (in 000's)



ASSETS
------

Current assets:
  Cash and cash equivalents                                        $  11,696
  Other assets                                                             8
                                                                   ---------
    Total assets                                                   $  11,704
                                                                   =========


LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------

Current liabilities:
  Accrued liabilities                                              $     156
                                                                   ---------
    Total liabilities                                                    156
                                                                   ---------

Commitments and contingencies (Note 6)


Stockholders' equity (Note 4):

  Preferred stock, $.002 par value 2,000,000 shares
    authorized, none issued                                                -
  Common stock, par value $.002;
    5,000,000 shares authorized;
    3,596,280 shares issued and outstanding                                7
  Additional paid-in capital                                          99,446
  Accumulated deficit                                             (   87,905)
                                                                   ---------
    Total stockholders' equity                                        11,548
                                                                   ---------
    Total liabilities and stockholders' equity                     $  11,704
                                                                   =========







                 See accompanying notes to financial statements.

                                  CORTECH, INC.
                            STATEMENTS OF OPERATIONS
                      (in 000's, except per share amounts)



                                                     Year Ended December 31,
                                                  -----------------------------
                                                    2003                 2002
                                                  --------             --------

Revenues:
  Interest                                        $    119             $    209
Expenses:
  General and administrative                           447                1,306
                                                  --------             --------

Loss before income taxes                         (     328)           (   1,097)
Provision for income taxes                               2                    -
                                                  --------             --------
Net loss                                         ($    330)           ($  1,097)
                                                  ========             ========

Basic and diluted net loss per share             ($    .09)           ($    .30)
                                                  ========             ========

Weighted average common shares
 outstanding                                         3,596                3,644
                                                  ========             ========




















                 See accompanying notes to financial statements.

                                  CORTECH, INC.
                   STATEMENTS OF STOCKHOLDERS' EQUITY (NOTE 4)
                                   (in 000's)




                                  Common Stock         Additional
                                  ------------           Paid-In      Accumulated
                               Shares       Amount       Capital        Deficit       Total
                               ------       ------       -------        -------       -----


Balance, December 31, 2001      3,696       $    7       $ 99,778     ($ 86,478)    $ 13,307

Repurchase of common stock     (  100)           -      (     332)            -    (     332)

Net loss                            -            -              -     (   1,097)   (   1,097)
                                -----       ------       --------      --------     --------

Balance, December 31, 2002      3,596            7         99,446     (  87,575)      11,878

Net loss                            -            -              -     (     330)   (     330)
                                -----       ------       --------      --------     --------

Balance, December 31, 2003      3,596       $    7       $ 99,446     ($ 87,905)    $ 11,548
                                =====       ======       ========      ========     ========















                 See accompanying notes to financial statements.

                                  CORTECH, INC.
                            STATEMENTS OF CASH FLOWS
                                   (in 000's)


                                                       Year Ended December 31,
                                                       -----------------------
                                                        2003             2002
                                                       ------           ------

Cash flows from operating activities:
  Net loss                                           ($    330)      ($  1,097)
    Adjustments:
      Change in other assets                         (       1)             31
      Change in accrued liabilities                  (      33)             10
                                                      --------        --------
      Net cash used in operating activities          (     364)      (   1,056)
                                                      --------        --------

Cash flows from financing activities-
  Repurchase of common stock                                 -       (     332)
                                                      --------        --------
      Net cash used in financing activities                  -       (     332)
                                                      --------        --------

Net decrease in cash and cash equivalents            (     364)      (   1,388)
Cash and cash equivalents at beginning of period        12,060          13,448
                                                      --------        --------
Cash and cash equivalents at end of period            $ 11,696        $ 12,060
                                                      ========        ========

Supplemental disclosure cash flow information:
  Cash paid for taxes                                 $      2        $      -
                                                      ========        ========

















                 See accompanying notes to financial statements.

                                  CORTECH, INC.
                          NOTES TO FINANCIAL STATEMENTS

                     Years Ended December 31, 2003 and 2002

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

                                  CORTECH, INC.
                          NOTES TO FINANCIAL STATEMENTS

                     Years Ended December 31, 2003 and 2002


     Cash and Cash Equivalents
     -------------------------

          Cash and cash equivalents consist of cash in banks and U.S. Treasury Bills purchased with an original maturity of three months or less.

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

          The shares used for basic earnings (loss) per common share and diluted earnings per common share are reconciled below.

                                                         (Shares in Thousands)
                                                           2003         2002
                                                           ----         ----
              Average shares outstanding for basic
                loss per share                            3,596         3,644

              Dilutive effect of stock options                -             -
                                                          -----         -----
              Average shares outstanding for diluted
                loss per share                            3,596         3,644
                                                          =====         =====

          Excluded from the calculation of diluted income (loss) per share for the years ended December 31, 2003 and 2002 are 478,036 Common Stock options which, if included, would have an antidilutive effect.

                                  CORTECH, INC.
                          NOTES TO FINANCIAL STATEMENTS

                     Years Ended December 31, 2003 and 2002

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

3.   Sponsored Research and Development
     ----------------------------------

     ONO Collaboration, Arbitrations, Settlement and Termination
     -----------------------------------------------------------

     Collaboration
     -------------

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

     Arbitrations
     ------------

          Subsequent to March 31, 2001, disagreements arose between Cortech and Ono as to the status of Ono's license rights under the 1999 Agreement. On

                                 CORTECH, INC.
                          NOTES TO FINANCIAL STATEMENTS

                     Years Ended December 31, 2003 and 2002

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

     Settlement and Termination
     --------------------------

          On March 19, 2004 Cortech signed an Assignment, Termination and Settlement Agreement with Ono. Under the Agreement, Ono assigned to Cortech all pharmaceutical compounds and intellectual property rights that Ono acquired under the 1999 Agreement, including all technical and clinical information related to the pharmaceutical compounds. Moreover, Ono agreed to pay outstanding patent prosecution expenses. Cortech and Ono settled the pending arbitration in its entirety. Both parties terminated the 1999 Agreement, with all of Ono's rights under the 1999 Agreement reverting to Cortech. Ono's confidentiality obligations survived the termination of the 1999 Agreement.

          The Company will continue to seek other partners to develop the elastase technology, although there can be no assurance that it will succeed in this endeavor.

                                 CORTECH, INC.
                          NOTES TO FINANCIAL STATEMENTS

                     Years Ended December 31, 2003 and 2002

4.   Stockholders' Equity
     --------------------

     Preferred Stock
     ---------------

          The Company is authorized to issue 2,000,000 shares of $.002 par value preferred stock which may be issued with various terms in one or more series, as the Board of Directors may determine.

     Common Stock
     ------------

          On October 30, 2000, the Board of Directors approved a stock repurchase program authorizing the Company to repurchase up to 320,000 shares of its Common Stock at prices deemed favorable from time to time in the open market or in privately negotiated transactions subject to market conditions, the Company's financial position and other considerations. As of December 31, 2003, 158,140 shares of Common Stock were repurchased for approximately $555,000. All shares repurchased were returned to the status of authorized but unissued shares.

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

                                 CORTECH, INC.
                          NOTES TO FINANCIAL STATEMENTS

                     Years Ended December 31, 2003 and 2002

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

                                                    2003                 2002
                                                    ----                 ----
     Net loss
       As reported (in $000's)                   ($   330)            ($ 1,097)
       Pro forma (in $000's)                     ($   456)            ($ 1,223)

     Basic net loss per share:
       As reported                               ($   .09)            ($   .30)
       Pro forma                                 ($   .13)            ($   .34)

     Diluted net loss per share:
       As reported                               ($   .09)            ($   .30)
       Pro forma                                 ($   .13)            ($   .34)

          All options granted to date have an exercise price equal to the market price of the Company's stock on the grant date. For purposes of calculating the compensation cost consistent with FASB Statement 123, the fair value of each option grant was estimated on the grant date using the Black-Scholes option-pricing model with the following assumptions used: no dividend yield; expected volatility of 113.85 percent; risk free interest rates of
     5.00 percent; and weighted average expected lives of 10 years. No options were granted in 2003 or 2002.

          The Company's 1986 Stock Option Plan ("1986 Plan") authorizes the grant of stock options to officers and employees of the Company to purchase an aggregate of 300,000 shares of common stock. Although 81,420 shares were available under the 1986 Plan as of December 19, 1997, on such date the Board of Directors effectively suspended future grants of options under the 1986 Plan to the extent that any such grant would increase the shares subject to outstanding grants above the figure as of such date. On June 19, 2000, the Board of Directors restored the 1986 Plan. In 2000, 230,000 stock options were issued under the 1986 Plan at prices ranging from $3.50 to $3.6875, the approximate fair market values at the time of grant. No options were granted in 2003 or 2002.

                                 CORTECH, INC.
                          NOTES TO FINANCIAL STATEMENTS

                     Years Ended December 31, 2003 and 2002

          The Company's 1993 Equity Incentive Plan ("1993 Plan"), approved by the stockholders on May 10, 1994, authorizes the issuance of 340,000 shares through the grant of options to purchase common stock, stock bonuses, and rights to purchase restricted stock. The options outstanding as of December 31, 2003 generally become exercisable in varying amounts over a five-year period from the date of grant. Although 74,170 shares were available under the 1993 Plan as of December 19, 1997, on such date the Board of Directors effectively suspended further grants of options under the 1993 Plan to the extent that any such grant would increase the shares subject to outstanding grants above the figures as of such date. On June 19, 2000, the Board of Directors restored the 1993 Plan. In 2000, 150,000 stock options were issued under this plan at $3.50 per share, the approximate fair market value at the time of grant. No options were granted in 2003 or 2002.

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

          ISOs may not be granted at an exercise price of less than the fair market value of the common stock at the date of grant. If an ISO is granted to an employee who owns more than 10% of the Company's total voting stock, such exercise price shall be at least 110% of fair market value of the common stock, and the ISO shall not be exercisable until after five years from the date of grant. The exercise price of each NSO may not be less than 85% of the fair market value of the common stock at the date of grant. The ISOs outstanding as of December 31, 2003, generally become exercisable in varying amounts over a two-to-five year period from the date of grant. NSOs also generally become exercisable over a two-to-five year period.

                                  CORTECH, INC.
                          NOTES TO FINANCIAL STATEMENTS

                     Years Ended December 31, 2003 and 2002

          Each of these plans also provides for stock appreciation rights, which may be granted with respect to any stock option. No stock appreciation rights have been granted as of December 31, 2003.

          During 1991, a Non-employee Directors' Stock Option Plan was approved which authorized the grant of stock options to purchase up to 30,000 shares of common stock to the non-employee directors of the Company. The exercise price of the options is equal to the fair market value of the shares on the date of grant, which is generally the later of initiation of the plan or the date of election to the Board of Directors. In March 1993, the Board of Directors suspended further grants under this plan. Vesting of the options occurred upon the participation by a director in a Board meeting. No options were granted in 2003 or 2002. The Company recorded the difference between the fair market value of the underlying common stock and the exercise price as compensation expense over the vesting period.

          The Company's 1992 Non-employee Directors' Stock Option Plan authorizes the granting of options to purchase up to 80,000 shares of common stock to the non-employee directors of the Company. The plan was originally approved by the stockholders on May 17, 1993, and an amendment to the plan was approved by the stockholders on May 10, 1994. No options were granted during 2003 or 2002.

          A summary of the status of the Company's 1986 Plan, 1993 Plan and non-employee directors' stock option plans as of December 31, 2003 and 2002 and changes during the years ended on those dates is presented below:

                                   2003                           2002
                       ---------------------------     -------------------------
                                  Weighted-Average              Weighted-Average
                        Shares     Exercise Price      Shares    Exercise Price
                        ------    ----------------     ------   ----------------

Options outstanding
 at beginning of year   465,202        $  5.62         485,952        $ 5.59
Forfeited/canceled            -              -        ( 20,750)         4.95
Exercised                     -              -               -             -
                        -------                        -------
Outstanding at
 year end               465,202           5.62         465,202          5.62
                        =======                        =======
Options exercisable
 at year end            465,202           5.62         465,202          5.62
                        =======                        =======

                                 CORTECH, INC.
                          NOTES TO FINANCIAL STATEMENTS

                     Years Ended December 31, 2003 and 2002

          The  Company   granted   other   options  to  certain   directors  and
     consultants:
                                   2003                           2002
                       ---------------------------     -------------------------
                                  Weighted-Average              Weighted-Average
                        Shares     Exercise Price      Shares    Exercise Price
                        ------    ----------------     ------   ----------------

Options outstanding
 at beginning of year    12,834        $  7.50          21,002        $ 20.139
Forfeited/canceled            -              -         ( 8,168)          40.00
                         ------                         ------
Outstanding at
 year end                12,834           7.50          12,834            7.50
                         ======                         ======
Options exercisable
 at year end             12,834           7.50          12,834            7.50
                         ======                         ======

          For options outstanding and exercisable at December 31, 2003, the exercise price ranges are:




                            Options Outstanding                                    Options Exercisable
                 ----------------------------------------------         -----------------------------------------------

                        Number        Weighted-Average   Weighted-           Number         Weighted-Average     Weighted-
    Range of        Outstanding at     Remaining Life     Average        Outstanding at      Remaining Life       Average
 Exercise Prices   December 31, 2003     (in years)    Exercise Price   December 31, 2003      (in years)      Exercise Price
 ---------------   -----------------     ----------    --------------   -----------------      ----------      --------------

 $3.50-$10.00           433,801             5.01          $ 4.94             433,801               5.01           $ 4.94
  10.01-20.00            44,235             1.83           12.92              44,235               2.83            12.92
                        -------                                              -------
                        478,036                                              478,036
                        =======                                              =======


                                 CORTECH, INC.
                          NOTES TO FINANCIAL STATEMENTS

                     Years Ended December 31, 2003 and 2002


5.   Income Taxes
     ------------

          As of December 31, 2003, the Company has approximately $86 million of net operating loss carryforwards ("NOL") for income tax purposes and approximately $3 million of research and development and foreign tax credit carryforwards available to offset future federal income tax, subject to limitations for alternative minimum tax. The NOL's and credit carryforwards are subject to examination by the tax authorities and expire in various years from 2005 through 2023.

          The components of income tax expense are as follows (in 000's):

                                                  2003        2002
                                                  ----        ----

                       Federal-current            $  -        $  -
                       State-current                 2           -
                       Foreign-current               -           -
                                                  ----        ----
                                                  $  2        $  -
                                                  ====        ====

          The income tax expense for the year ended December 31, 2003 and 2002 is different from the amount computed by multiplying total earnings before income taxes by the statutory Federal income tax rate of 34%. The reasons for this difference and the related tax effect are as follows (in 000's):

                                                   2003         2002
                                                   ----         ----

     Loss before income taxes                   ($   330)    ($ 1,097)
     Statutory federal income tax rate                34%          34%
                                                 -------      -------
     Expected income tax benefit                (    112)    (    373)
     Change in valuation allowance
       of operating losses                           112          373
     Other, net                                        2            -
                                                 -------      -------
     Provision for income tax                    $     2      $     -
                                                 =======      =======

          Deferred income taxes reflect the net effects of (a) temporary differences between the carrying amounts of assets and liabilities for financial statement purposes and the amounts used for income tax purposes, and (b) operating loss and tax credit carryforwards.

                                 CORTECH, INC.
                          NOTES TO FINANCIAL STATEMENTS

                     Years Ended December 31, 2003 and 2002

          The tax effect of significant items comprising the Company's net deferred tax asset as of December 31, 2003 are as follows (in 000's):

          Net operating loss carryforwards                      $ 29,252
          Research and development and other credits               3,060
                                                                --------
                                                                  32,312
          Valuation allowance                                  (  32,312)
                                                                --------
          Net deferred tax asset                                $      -
                                                                ========

          Management believes the deferred tax assets as of December 31, 2003 do not satisfy the realization criteria set forth in SFAS No. 109 and has recorded a valuation allowance for the entire net tax asset. By recording a valuation allowance for the entire amount of future tax benefits, the Company has not recognized a deferred tax benefit for income taxes in its statements of operations.

          Included in the net operating loss carryforward is approximately $1.7 million related to income tax deductions for the Company's stock option plans. The tax benefit of such deductions will be recorded as an increase in additional paid-in capital when realized.

          The Tax Reform Act of 1986 contains provisions that may limit the NOL and credit carryforwards available to be used in any given year upon the occurrence of certain events, including significant changes in ownership of a company of greater than 50% within a three-year period which results in an annual limitation on the Company's ability to utilize its NOLs and tax credit carryforwards from tax periods prior to the ownership change.

6.   Legal Proceedings
     -----------------

     Arbitrations
     ------------

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

                                 CORTECH, INC.
                          NOTES TO FINANCIAL STATEMENTS

                     Years Ended December 31, 2003 and 2002

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

     Settlement and Termination
     --------------------------

          On March 19, 2004 Cortech signed an Assignment, Termination and Settlement Agreement with Ono. Under the Agreement, Ono assigned to Cortech all pharmaceutical compounds and intellectual property rights that Ono acquired under the 1999 Agreement, including all technical and clinical information related to the pharmaceutical compounds. Moreover, Ono agreed to pay outstanding patent prosecution expenses. Cortech and Ono settled the pending arbitration in its entirety. Both parties terminated the 1999 Agreement, with all of Ono's rights under the 1999 Agreement reverting to Cortech. Ono's confidentiality obligations survived the termination of the 1999 Agreement.

          The Company will continue to seek other partners to develop the elastase technology, although there can be no assurance that it will succeed in this endeavor.

                                 CORTECH, INC.
                          NOTES TO FINANCIAL STATEMENTS

                     Years Ended December 31, 2003 and 2002


7.   Related Party Transactions
     --------------------------

          A management fee of $15,000 per month is paid to Asset Value Fund Limited Partnership ("AVF") for management services performed for the Company. Management services include, among other things, SEC filings, negotiation, evaluating merger and acquisition proposals, licensing, accounting and shareholder relations. The Company believes that the management fee is materially less than the cost for the Company to perform these services. AVF is the beneficial owner of approximately 46% of the Company's Common Stock at December 31, 2003.

8.   Subsequent Events
     -----------------

          On March 19, 2004, Cortech signed an Assignment, Termination and Settlement Agreement with Ono. See Note 6 for a full description of the agreement.

Item 8.  -  CHANGES  IN  AND DISAGREEMENTS  WITH  ACCOUNTANTS ON  ACCOUNTING AND
-------     --------------------------------------------------------------------
            FINANCIAL DISCLOSURE
            --------------------

     None

Item 8A. -  CONTROLS AND PROCDURES
--------    ----------------------

     As of the end of the period covered by this report, based on an evaluation of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934), the Chief Executive Officer and Chief Financial Officer of the Company have concluded that the Company's disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in its Exchange Act reports is recorded, processed, summarized and reported within the applicable time periods specified by the SEC's rules and forms.

     There were no significant changes in the Company's internal controls or in any other factors that could significantly affect those controls subsequent to the date of the most recent evaluation of the Company's internal controls by the Company, including any corrective actions with regard to any significant deficiencies or material weaknesses.

                                    PART III
                                    --------

ITEM 9.  -  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
-------     --------------------------------------------------

     The information required under this item is incorporated by reference from Cortech's 2004 Proxy Statement.

ITEM 10.  -  EXECUTIVE COMPENSATION
--------     ----------------------

     The information required under this item is incorporated by reference from Cortech's 2004 Proxy Statement.

ITEM 11.  -  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.
--------     ---------------------------------------------------------------

     The information required under this item is incorporated by reference from Cortech's 2004 Proxy Statement.

ITEM 12.  -  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
--------     ----------------------------------------------

     The information required under this item is incorporated by reference from Cortech's 2004 Proxy Statement.

ITEM 14.  -  PRINCIPAL ACCOUNTANT FEES AND SERVICES
--------     --------------------------------------

     The information required under this item is incorporated by reference from Cortech's 2004 Proxy Statement.



































                                     III-1

                                     PART IV
                                     -------

ITEM 13.  -  EXHIBITS AND REPORTS ON FORM 8-K
--------     --------------------------------

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

10.97             Form of Option Agreement for Directors' Non-Plan
                  Options.(10)**

10.98             Termination Agreement between the Company and
                  Diarmuid Boran dated January 29, 1999.(11)**

31.1 Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002***

31.2 Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002***

32 Certification pursuant to Section 906 of the Sarbanes Oxley Act of 2002 ***

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

*    Subject to Confidential  Treatment  Order.
**   Compensatory  Plan.
***  Filed herewith

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                                CORTECH, INC.

          March 26, 2004                            By: /s/ Paul O. Koether
                                                        ------------------------
                                                        Paul O. Koether
                                                        Chairman, President and
                                                        Chief Executive Officer



          March 26, 2004                            By: /s/ Sue Ann Merrill
                                                        ------------------------
                                                        Sue Ann Merrill
                                                        Chief Financial Officer,
                                                        Treasurer and Secretary
                                                        (Principal Financial and
                                                        Accounting Officer)

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities and on the dates indicated.

         Signature                          Capacity                  Date
---------------------------         ------------------------    ----------------


/s/ Paul O. Koether                 Chairman and Director       March 26, 2004
---------------------------         (Principal Executive
Paul O. Koether                     Officer)



/s/ Diarmuid Boran                  Director                    March 26, 2004
---------------------------
Diarmuid Boran


/s/ James L. Bicksler               Director                    March 26, 2004
---------------------------
James L. Bicksler



/s/ Sheri Perge Stettner            Director                    March 26, 2004
------------------------
Sheri Perge Stettner



/s/ Qun Yi Zheng                    Director                    March 26, 2004
---------------------------
Qun Yi Zheng

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

March 26, 2004                                        /s/ PAUL O. KOETHER
                                                      --------------------------
                                                      Paul O. Koether
                                                      Chairman, President and
                                                      Chief Executive Officer

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

March 26, 2004                                         /s/ Sue Ann Merrill
                                                       -------------------------
                                                       Sue Ann Merrill
                                                      (Principal Accounting and
                                                      Financial Officer)

                                                                      Exhibit 32

     CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350 AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


Pursuant to Section 906 of the Public Company Accounting Reform and Investor Protection Act of 2002 (18 U.S.C. 1350, as adopted), Paul O. Koether, the Chairman, President and Chief Executive Officer of Cortech, Inc., (the
"Company"), and Sue Ann Merrill, the Chief Financial Officer, Treasurer and Secretary of the Company each hereby certifies that, to the best of their knowledge:

     1. The Company's Annual Report on Form 10-KSB for the period ended December 31, 2003, to which this Certification is attached as Exhibit 32 (the "Periodic Report"), fully complies with the requirements of
          Section 13(a) or Section 15(d) of the Securities Exchange Act of 1934, as amended;

          and

2. The information contained in the Periodic Report fairly presents, in all material respects, the financial condition of the Company at the end of the period covered by the Periodic Report and results of operations of the Company for the period covered by the Periodic Report.


Dated:   March 26, 2004


/s/ Paul O. Koether
------------------------------------
Paul O. Koether
Chairman, President and
  Chief Executive Officer



/s/ Sue Ann Merrill
------------------------------------
Sue Ann Merrill
Chief Financial Officer,
  Treasurer and Secretary