Form 10QSB
period 2004-03-31
CORTECH INC
filed 2004-05-14
CIK 728478

U.S. SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended: March 31, 2004
                                         --------------

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

     State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date: As of April 30, 2004, the issuer had 3,595,780 shares of its common stock, par value $.002 per share, outstanding.

     Transitional Small Business Disclosure Format (check one):
                               Yes      No  X
                                  -----   -----

PART I.     FINANCIAL INFORMATION
-------     ---------------------
ITEM 1.     Financial Statements
-------     --------------------



                                  CORTECH, INC.
                                  BALANCE SHEET
                                 MARCH 31, 2004
                        ($000 Omitted except share data)
                                   (UNAUDITED)

ASSETS
------

Current assets:
  Cash and cash equivalents                                        $ 11,579
  Other assets                                                           30
                                                                   --------
      Total assets                                                 $ 11,609
                                                                   ========

LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------

Current liabilities:
  Accrued liabilities                                              $    146
                                                                   --------
      Total liabilities                                                 146
                                                                   --------

Stockholders' equity:
  Preferred stock, $.002 par value,
    2,000,000 shares authorized,
    none issued                                                           -
  Common stock, $.002 par value, 5,000,000
    shares authorized, 3,595,780 shares
    issued and outstanding                                                7
  Additional paid-in capital                                         99,445
  Accumulated deficit                                             (  87,989)
                                                                   --------
      Total stockholders' equity                                     11,463
                                                                   --------
      Total liabilities and stockholders' equity                   $ 11,609
                                                                   ========







                 See accompanying notes to financial statements.

                                  CORTECH, INC.
                            STATEMENTS OF OPERATIONS
                      ($000 Omitted, except per share data)
                                   (UNAUDITED)


                                                      Three Months Ended
                                                            March 31,
                                                    ----------------------
                                                      2004          2003
                                                    --------      --------

Revenues:
  Interest income                                   $    25        $    33

Expenses:
  General and administrative                            108            152
                                                    -------        -------

Loss before income taxes                           (     83)      (    119)
Provision for income taxes                                1              2
                                                    -------        -------
Net loss                                           ($    84)      ($   121)
                                                    =======        =======

Basic and diluted net loss per share               ($   .02)      ($   .03)
                                                    =======        =======

Basic and diluted weighted average common
  shares outstanding (in 000's)                       3,596          3,596
                                                    =======        =======



















                 See accompanying notes to financial statements.

                                  CORTECH, INC.
                            STATEMENTS OF CASH FLOWS
                                 ($000 Omitted)
                                   (UNAUDITED)

                                                         Three Months Ended
                                                               March 31,
                                                       ----------------------
                                                         2004          2003
                                                       --------      --------

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                            ($     84)    ($    121)
  Adjustments:
    Change in other assets                            (      22)    (      27)
    Change in accrued liabilities                     (      10)           39
                                                       --------      --------
        Net cash used in operating activities         (     116)    (     109)
                                                       --------      --------

CASH FLOWS FROM FINANCING ACTIVITIES-
  Repurchase of common stock                          (       1)            -
                                                       --------      --------
        Net cash used in financing activities         (       1)            -
                                                       --------      --------

Net decrease in cash and cash equivalents             (     117)    (     109)
Cash and cash equivalents at beginning of period         11,696        12,060
                                                       --------      --------
Cash and cash equivalents at end of period             $ 11,579      $ 11,951
                                                       ========      ========

Supplemental disclosure cash flow information:
  Cash paid for income taxes                           $      1      $      2
                                                       ========      ========















                 See accompanying notes to financial statements.

                                  CORTECH, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                   (UNAUDITED)


1.   General
     -------

          The accompanying unaudited financial statements of Cortech, Inc. ("Cortech" or the "Company") as of March 31, 2004 and for the three months ended March 31, 2004 and 2003 reflect all material adjustments consisting of only normal recurring adjustments, which, in the opinion of management, are necessary for a fair presentation of results for the interim periods. Certain information and footnote disclosures required under accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission, although the Company believes that the disclosures are adequate to make the information presented not misleading. These financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2003 as filed with the Securities and Exchange Commission.

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

          The results of operations for the three months ended March 31, 2004 and 2003 are not necessarily indicative of the results to be expected for the entire year or for any other period.

2.   Legal Proceedings
     -----------------

     Arbitrations
     ------------

          Subsequent to March 31, 2001, disagreements arose between Cortech and Ono Pharmaceutical Co., Ltd. ("Ono") as to the status of Ono's license rights under a 1999 Agreement. On August 7, 2001, Cortech filed a Demand for Arbitration with the American Arbitration Association against Ono seeking resolution of the dispute. The arbitration concluded in August 2002, purportedly resolving any questions concerning the ownership of Cortech's Intellectual Property and Ono's development rights.

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

     Settlement and Termination
     --------------------------

          On March 19, 2004 Cortech signed an Assignment, Termination and Settlement Agreement with Ono. Under the Agreement, Ono assigned to Cortech all pharmaceutical compounds and intellectual property rights that Ono acquired under the 1999 Agreement, including all technical and clinical information related to the pharmaceutical compounds. Moreover, Ono agreed to pay approximately $17,000 of outstanding patent prosecution expenses. Cortech and Ono settled the pending arbitration in its entirety. Both parties terminated the 1999 Agreement, with all of Ono's rights under the 1999 Agreement reverting to Cortech. Ono's confidentiality obligations survived the termination of the 1999 Agreement.

          The Company will continue to seek other partners to develop the elastase technology, although there can be no assurance that it will succeed in this endeavor.

3.   Related Party Transactions
     --------------------------

          A management fee of $15,000 per month is paid to Asset Value Fund Limited Partnership ("AVF") for management services performed for the Company. Management services include, among other things, SEC filings, negotiation, evaluating merger and acquisition proposals, accounting and shareholder relations. The Company believes that the management fee is materially less than the cost for the Company to perform these services. AVF is the beneficial owner of approximately 47% of the Company's Common Stock at March 31, 2004.

4.   Common Stock
     ------------

          On October 30, 2000 the Board of Directors approved a stock repurchase program authorizing the Company to repurchase up to 320,000 shares of its Common Stock at prices deemed favorable from time to time in the open market or in privately negotiated transactions subject to market conditions, the Company's financial position and other considerations. As of March 31, 2004, 158,640 shares of Common Stock were repurchased for approximately $557,000. All shares repurchased were returned to the status of authorized but unissued shares.

5.   Basic and Diluted Net Loss Per Share
     ------------------------------------

          Basic loss per common share is computed by dividing the net loss by the weighted-average number of common shares outstanding. Diluted net loss per common share is computed by dividing the net loss by the sum of the weighted-average number of common shares outstanding plus the dilutive effect of shares issuable through the exercise of stock options.

          The shares used for basic loss per common share and diluted loss per common share are reconciled below (in 000's).

                                                          Three Months Ended
                                                                March 31,
                                                        ----------------------
                                                          2004          2003
                                                        --------      --------

     Average shares outstanding
       for basic loss per share                           3,596         3,596

     Dilutive effect of stock options                         -             -
                                                         ------        ------

     Average shares outstanding
       for dilutive loss per share                        3,596         3,596
                                                         ======        ======

          Excluded from the calculation of diluted loss per share for the three months ended March 31, 2004 and 2003 are 478,036 common stock options which, if included would have an anti dilutive effect.

ITEM 2.     Management's  Discussion  and Analysis of  Financial  Condition  and
-------     --------------------------------------------------------------------
            Results of Operations
            ---------------------

     The following discussion and analysis should be read in conjunction with Cortech's 2003 Annual Report on Form 10-KSB as well as the Company's financial statements and notes thereto included elsewhere in this Quarterly Report on Form 10-QSB. When used in this discussion, the word "expects" and similar expressions are intended to identify forward-looking statements. Such statements are subject to risks and uncertainties that could cause actual results to differ materially from those projected. The forward-looking statements contained herein speak only as of the date hereof. The Company expressly disclaims any obligation or undertaking to release publicly any updates or revisions to any forward-looking statements contained herein to reflect any change in the Company's expectations with regard thereto or any change in events, conditions or circumstances on which any such statement is based.

General
-------

     Until 1998 Cortech operated as a biopharmaceutical company whose research and development efforts focused primarily on bradykinin antagonists and protease inhibitors. Those efforts produced a technology portfolio which may have potential therapeutic application across a broad range of medical conditions. Cortech's strategy is to seek collaborative partners to conduct and fund future research and development on the components of its portfolio, although there can be no assurance that any particular agreement will be completed. At the same time, the Company is seeking to redeploy its assets into an operating business.

Results of Operations
---------------------

     Cortech had a net loss of $84,000, or $.02 basic and fully diluted loss per share, for the three months ended March 31, 2004, compared to a net loss of $121,000, or $.03 basic and fully diluted loss per share, for the same period of 2003.

Revenues
--------

     Interest income was $25,000 and $33,000 for the three months ended March 31, 2004 and 2003, respectively. Lower invested balances and lower yields on investments were the reasons for the decrease.

Expenses
--------

     General and administrative expenses decreased from $152,000 in the three months ended March 31, 2003 to $108,000 in the three months ended March 31, 2004. This decrease was due principally to lower legal
fees  incurred  in  connection   with  the   Company's   arbitration   with  Ono
Pharmaceutical Co., Ltd. (the "Ono Arbitration") which was settled in March 2004. For more information on the Ono Arbitration, see Part II - Other Information, Item 1. Legal Proceedings.

Liquidity and Capital Resources
-------------------------------

     At March 31, 2004, the Company had cash and cash equivalents of approximately $11.6 million. Cash equivalents of $11.5 million consisted of U.S. Treasury Bills with an original maturity of three months or less with yields ranging between .087% and .096%. Working capital at March 31, 2004 was approximately $11.5 million. Management believes its cash and cash equivalents are sufficient for its remaining business activities for the next twelve months and for the costs of seeking an acquisition of an operating business.

     Net cash of $116,000 was used in operations for the quarter ended March 31, 2004, compared to net cash used in operations of $109,000 for the quarter ended March 31, 2003. In 2004, cash flows from the net loss of $84,000 was the primary reason for the cash used in operations. In 2003, cash flows from the net loss of $121,000 offset by the increase in accrued liabilities of $39,000 were the primary reasons for the cash used in operations.

     Net cash of $1,000 was used in financing activities in the first quarter of 2004 due to the repurchase of common stock.

Factors Which May Affect Future Results
---------------------------------------

     Future earnings of the Company are dependent on interest rates earned on the Company's invested balances and expenses incurred.

Other Disclosures - Related Party Transactions
----------------------------------------------

     A management fee of $15,000 per month is paid to Asset Value Fund Limited Partnership ("AVF") for management services performed for the Company. Management services include, among other things, SEC filings, negotiation, evaluating merger and acquisition proposals, accounting and shareholder relations. The Company believes that the management fee is materially less than the cost for the Company to perform these services. AVF is the beneficial owner of approximately 47% of the Company's Common Stock at March 31, 2004.

Item 3.     Controls and Procedures
-------     -----------------------

     As of the end of the period covered by this report, the Company carried out, under the supervision and with the participation of the Company's management, including its Chief Executive Officer and Chief Financial Officer, an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934). Based upon and as of the date of that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the design and operation of these disclosure controls and procedures are effective. There were no significant changes in the Company's internal controls over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934) during the quarter ended March 31, 2004 that have materially affected or are reasonably likely to materially affect the company's internal controls over financial reporting evaluation.

PART II.    OTHER INFORMATION
--------    -----------------
ITEM 1.     Legal Proceedings
--------    -----------------

Arbitrations
------------

     Subsequent to March 31, 2001, disagreements arose between Cortech and Ono as to the status of Ono's license rights under a 1999 Agreement. On August 7, 2001, Cortech filed a Demand for Arbitration with the American Arbitration Association against Ono seeking resolution of the dispute. The arbitration concluded in August 2002, purportedly resolving any questions concerning the ownership of Cortech's Intellectual Property and Ono's development rights.

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

Settlement and Termination
--------------------------

     On March 19, 2004 Cortech signed an Assignment, Termination and Settlement Agreement with Ono. Under the Agreement, Ono assigned to Cortech all pharmaceutical compounds and intellectual property rights that Ono acquired under the 1999 Agreement, including all technical and clinical information related to the pharmaceutical compounds. Moreover, Ono agreed to pay approximately $17,000 of outstanding patent prosecution expenses. Cortech and Ono settled the pending arbitration in its entirety. Both parties terminated the 1999 Agreement, with all of Ono's rights under the 1999 Agreement reverting to Cortech. Ono's confidentiality obligations survived the termination of the 1999 Agreement.

     The Company will continue to seek other partners to develop the elastase technology, although there can be no assurance that it will succeed in this endeavor.

ITEM 2.     Changes in Securities
-------     ---------------------

              SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES
                                 (COMMON STOCK)
                                                      (c) Total
                                                      Number of
                                                      Shares (or    (d) Maximum
                                                        Units)        Number of
                                                     Purchased as    Shares that
                                                        Part of      May Yet Be
                      (a) Total                        Publicly      Purchased
                      Number of          (b)          Announced      Under the
                       Shares        Average Price     Plans or       Plans or
   Period             Purchased     Paid per Share     Programs       Programs


January 1, 2004 -
January 31, 2004           -                 -               -         161,860


February 1, 2004 -
February 29, 2004        500           $ 2.945             500         161,360


March 1, 2004 -
March 31, 2004             -                 -               -         161,360


Total                    500           $ 2.945             500         161,360



(1) In October 2000, the Board of Directors approved a stock repurchase program authorizing the Company to repurchase up to 320,000 shares of its common stock. This program has no expiration date.

ITEM 6.     Exhibits and Reports on Form 8-K
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

                                                   CORTECH, INC.

Date: May 14, 2004                          /s/ Sue Ann Merrill
                                            ----------------------------------
                                            Sue Ann Merrill
                                            Chief Financial Officer, Treasurer
                                            and Secretary
                                            (Principal Accounting  and Financial
                                            Officer)

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

May 14, 2004                                          /s/ PAUL O. KOETHER
                                                      --------------------------
                                                      Paul O. Koether
                                                      Chairman, President and
                                                      Chief Executive Officer

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

May 14, 2004                                          /s/ Sue Ann Merrill
                                                      --------------------------
                                                      Sue Ann Merrill
                                                      (Principal Accounting and
                                                      Financial Officer)

                                                                      Exhibit 32

     CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350 AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


Pursuant to Section 906 of the Public Company Accounting Reform and Investor Protection Act of 2002 (18 U.S.C. 1350, as adopted), Paul O. Koether, the Chairman, President and Chief Executive Officer of Cortech, Inc., (the
"Company"), and Sue Ann Merrill, the Chief Financial Officer, Treasurer and Secretary of the Company each hereby certifies that, to the best of their knowledge:

     1. The Company's Quarterly Report on Form 10-QSB for the period ended March 31, 2004, to which this Certification is attached as Exhibit 32 (the "Periodic Report"), fully complies with the requirements of
          Section 13(a) or Section 15(d) of the Securities Exchange Act of 1934, as amended;

          and

     2.   The information  contained in the Periodic Report fairly presents,  in
          all  material  respects,   the  financial  condition  and  results  of
          operations of the Company.


Dated:   May 14, 2004


/s/ Paul O. Koether
----------------------------------
Paul O. Koether
Chairman, President and
  Chief Executive Officer



/s/ Sue Ann Merrill
----------------------------------
Sue Ann Merrill
Chief Financial Officer,
  Treasurer and Secretary