Form 10QSB
period 2004-06-30
CORTECH INC
filed 2004-08-13
CIK 728478

U.S. SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(Mark One)

[X]   QUARTERLY REPORT  UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
       OF 1934

       For the quarterly period ended: June 30, 2004
                                       -------------

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

State the number of shares outstanding of each of the issuer's classes of common equity: As of July 31, 2004, the issuer had 3,595,780 shares of its common stock, par value $.002 per share, outstanding.

Transitional Small Business Disclosure Format (check one):
                                 Yes     No X
                                    ---    ---

PART I.  -  FINANCIAL INFORMATION
-------     ---------------------
ITEM 1.  -  Financial Statements
-------     --------------------

                                  CORTECH, INC.
                                  BALANCE SHEET
                                  JUNE 30, 2004
                                 ($000 Omitted)
                                   (UNAUDITED)



ASSETS

Current assets:
  Cash and cash equivalents                                           $ 11,455
  Other assets                                                              11
                                                                      --------
    Total assets                                                      $ 11,466
                                                                      ========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accrued liabilities                                                 $    129
                                                                      --------
    Total liabilities                                                      129
                                                                      --------

Stockholders' equity:
  Preferred stock, $.002 par value,
   2,000,000 shares authorized,
   none issued                                                               -
  Common stock, $.002 par value, 5,000,000
   shares authorized, 3,595,780 shares
   issued and outstanding                                                    7
  Additional paid-in capital                                            99,445
  Accumulated deficit                                                (  88,115)
                                                                      --------
    Total stockholders' equity                                          11,337
                                                                      --------
    Total liabilities and stockholders' equity                        $ 11,466
                                                                      ========











                 See accompanying notes to financial statements.

                                  CORTECH, INC.
                            STATEMENTS OF OPERATIONS
                      ($000 Omitted, except per share data)
                                   (UNAUDITED)


                                                      Three Months Ended
                                                            June 30,
                                                    ----------------------
                                                      2004          2003
                                                    --------      --------

Revenues:
  Interest income                                   $    28        $    30

Expenses:
  General and administrative                            154             97
                                                    -------        -------

Loss before income taxes                           (    126)      (     67)
Provision for income taxes                                -              -
                                                    -------        -------
Net loss                                           ($   126)      ($    67)
                                                    =======        =======

Basic and diluted net loss per share               ($   .04)      ($   .02)
                                                    =======        =======

Basic and diluted weighted average
  common shares outstanding (in 000's)                3,596          3,596
                                                    =======        =======

























                 See accompanying notes to financial statements.

                                  CORTECH, INC.
                            STATEMENTS OF OPERATIONS
                      ($000 Omitted, except per share data)
                                   (UNAUDITED)


                                                      Six Months Ended
                                                          June 30,
                                                    --------------------
                                                      2004        2003
                                                    --------    --------

Revenues:
  Interest income                                    $    52     $    63

Expenses:
  General and administrative                             261         249
                                                     -------     -------

Loss before income taxes                            (    209)   (    186)
Provision for income taxes                                 1           2
                                                     -------     -------
Net loss                                            ($   210)   ($   188)
                                                     =======     =======

Basic and diluted net loss per share                ($   .06)   ($   .05)
                                                     =======     =======

Basic and diluted weighted average
  common shares outstanding (in 000's)                 3,596       3,596
                                                     =======     =======
























                 See accompanying notes to financial statements.

                                  CORTECH, INC.
                            STATEMENTS OF CASH FLOWS
                                 ($000 Omitted)
                                   (UNAUDITED)



                                                          Six Months Ended
                                                              June 30,
                                                        --------------------
                                                          2004        2003
                                                        --------    --------

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                             ($    210)   ($    188)
  Adjustments:
    Change in other assets                             (       3)   (      31)
    Change in accrued liabilities                      (      27)   (       2)
                                                        --------     --------
        Net cash used in operating activities          (     240)   (     221)
                                                        --------     --------

CASH FLOWS FROM FINANCING ACTIVITIES -
  Repurchase of common stock                           (       1)           -
                                                        --------     --------
        Net cash used in financing activities          (       1)           -
                                                        --------     --------

Net decrease in cash and cash equivalents              (     241)   (     221)
Cash and cash equivalents at beginning of period          11,696       12,060
                                                        --------     --------
Cash and cash equivalents at end of period              $ 11,455     $ 11,839
                                                        ========     ========


Supplemental disclosure of cash flow information:
  Cash paid for income taxes                            $      1     $      2
                                                        ========     ========




















                 See accompanying notes to financial statements.

                                  CORTECH, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                   (UNAUDITED)

1.   General
     -------

          The accompanying unaudited financial statements of Cortech, Inc. ("Cortech" or the "Company") as of June 30, 2004 and for the three and six months ended June 30, 2004 and 2003 reflect all material adjustments consisting of only normal recurring adjustments, which, in the opinion of management, are necessary for a fair presentation of results for the interim periods. Certain information and footnote disclosures required under accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission, although the Company believes that the disclosures are adequate to make the information presented not misleading. These financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2003 as filed with the Securities and Exchange Commission.

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

          The results of operations for the three and six months ended June 30, 2004 and 2003 are not necessarily indicative of the results to be expected for the entire year or for any other period.

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

3.   Related Party Transactions
     --------------------------

          A management fee of $15,000 per month is paid to Asset Value Fund Limited Partnership ("AVF") for management services performed for the Company. Management services include, among other things, SEC filings, negotiation, evaluating merger and acquisition proposals, accounting and shareholder relations. The Company believes that the management fee is materially less than the cost for the Company to perform these services. AVF is the beneficial owner of 50.06% of the Company's Common Stock at June 30, 2004.

4.   Common Stock
     ------------

          In October 2000 the Board of Directors approved a stock repurchase program authorizing the Company to repurchase up to 320,000 shares of its Common Stock at prices deemed favorable from time to time in the open market or in privately negotiated transactions subject to market conditions, the Company's financial position and other considerations. As of June 30, 2004, 158,640 shares of Common Stock have been repurchased under this plan for approximately $557,000. All shares repurchased were returned to the status of authorized but unissued shares.

5.   Basic and Diluted Net Loss Per Share
     ------------------------------------

          Basic loss per share is computed by dividing the net loss by the weighted-average number of common shares outstanding. Diluted net loss per share is computed by dividing the net loss by the sum of the weighted-average number of common shares outstanding plus the dilutive effect of shares issuable through the exercise of stock options.

          The shares used for basic loss per share and diluted loss per share are reconciled below (in 000's).

                                       Three Months Ended      Six Months Ended
                                            June 30,               June 30,
                                       ------------------     ------------------
                                        2004        2003       2004        2003
                                        ----        ----       ----        ----

     Average shares outstanding for
      basic loss per share              3,596       3,596      3,596       3,596

     Dilutive effect of stock options       -           -          -           -
                                        -----       -----      -----       -----

     Average shares outstanding for
      dilutive loss per share           3,596       3,596      3,596       3,596
                                        =====       =====      =====       =====

          Excluded from the calculation of diluted loss per share for the three and six months ended June 30, 2004 and 2003 are 478,036 common stock options which if included, would have an anti dilutive effect.

ITEM 2.    Management's   Discussion  and   Analysis   of   Financial  Condition
-------    ---------------------------------------------------------------------
           and Results of Operations
           -------------------------

     The following discussion and analysis should be read in conjunction with Cortech, Inc.'s ("Cortech" or the "Company") 2003 Annual Report on Form 10-KSB as well as the Company's financial statements and notes thereto included elsewhere in this Quarterly Report on Form 10-QSB. When used in this discussion, the word "expects" and similar expressions are intended to identify forward-looking statements. Such statements are subject to risks and uncertainties that could cause actual results to differ materially from those projected. The forward-looking statements contained herein speak only as of the date hereof. The Company expressly disclaims any obligation or undertaking to release publicly any updates or revisions to any forward-looking statements contained herein to reflect any change in the Company's expectations with regard thereto or any change in events, conditions or circumstances on which any such statement is based.

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


Results of Operations
---------------------

     Cortech had a net loss of $126,000 or $.04 basic and fully diluted loss per share for the quarter ended June 30, 2004 compared to a net loss of $67,000 or $.02 basic and fully diluted loss per share for the same period in 2003. For the six months ended June 30, 2004, Cortech had a net loss of $210,000, or $.06 basic and fully diluted loss per share compared to a net loss of $188,000 or $.05 basic and fully diluted loss per share for the same period in 2003.

Revenues
--------

     Interest income was $28,000 and $52,000 in the three and six months ended June 30, 2004, respectively, compared to $30,000 and $63,000 for the same periods in 2003, a decrease of $2,000 and $11,000 in the three and six month periods, respectively. Lower yields on investments and lower invested balances were the reasons for this decrease.

Expenses
--------

     General and administrative expenses were $154,000 and $261,000 in the three and six months ended June 30, 2004, respectively, and $97,000 and $249,000 in the same periods in 2003, respectively, an increase of $57,000 and $12,000. This increase was due principally to higher legal fees incurred in connection with the Company's patent portfolio.

Liquidity and Capital Resources
-------------------------------

     At June 30, 2004, the Company had cash and cash equivalents of approximately $11.5 million. Cash equivalents of $11.3 million consisted of U.S. Treasury Bills with an original maturity of three months or less with yields ranging between 1.3% and 1.4%. Management believes its cash and cash equivalents are sufficient for its remaining business activities for the next twelve months and for the costs of seeking an acquisition of an operating business.

     Net cash of $240,000 was used by operating activities for the six months ended June 30, 2004 compared to net cash used by operating activities of $221,000 for the same period in 2003. Cash flows caused by the net losses were the primary reasons for the cash used in operating activities.

     Net cash of $1,000 was used in financing activities in the six months ended June 30, 2004 due to the repurchase of common stock.

Factors Which May Affect Future Results
---------------------------------------

     Future earnings of the Company are dependent on interest rates earned on the Company's invested balances and expenses incurred.

Other Disclosures - Related Party Transactions
----------------------------------------------

     A management fee of $15,000 per month is paid to Asset Value Fund Limited Partnership ("AVF") for management services performed for the Company. Management services include, among other things, SEC filings, negotiation, evaluating merger and acquisition proposals, accounting and shareholder relations. The Company believes that the management fee is materially less than the cost for the Company to perform these services. AVF is the beneficial owner of 50.06% of the Company's Common Stock at June 30, 2004.

Item 3.   Controls and Procedures
-------   -----------------------

     As of the end of the period covered by this report, the Company carried out, under the supervision and with the participation of the Company's management, including its Chief Executive Officer and Chief Financial Officer, an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934). Based upon and as of the date of that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the design and operation of these disclosure controls and procedures are effective. There were no significant changes in the Company's internal controls over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934) during the quarter ended June 30, 2004 that have materially affected or are reasonably likely to materially affect the company's internal controls over financial reporting evaluation.

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

ITEM 2.    Changes in Securities
-------    ---------------------

            SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES (1)
                                 (COMMON STOCK)
                                                      (c) Total
                                                      Number of
                                                     Shares (or)    (d) Maximum
                                                        Units)        Number of
                                                    Purchased as     Shares that
                                                       Part of       May Yet Be
                  (a) Total                           Publicly        Purchased
                  Number of         (b)               Announced       Under the
                   Shares      Average Price          Plans or        Plans or
     Period       Purchased    Paid Per Share         Programs        Programs
     ------       ---------    --------------         --------        --------

April 1, 2004 -
April 30, 2004        -            $   -                  -            161,360

May 1, 2004 -         -                -                  -            161,360
May 31, 2004

June 1, 2004 -
June 30, 2004         -                -                  -            161,360

Total                 -                -                  -            161,360


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

                                                CORTECH, INC.


Date: August 13, 2004                        /s/ Sue Ann Merrill
                                             -----------------------------------
                                             Sue Ann Merrill
                                             Chief Financial Officer, Treasurer
                                              and Secretary
                                             (Principal Accounting and Financial
                                             Officer)

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

3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the small business issuer as of, and for, the periods presented in this report;

4. The small business issuer's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the registrant and have:

     a) designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the small business issuer, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

     b) designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

     c) evaluated the effectiveness of the small business issuer's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

     d) disclosed in this report any change in the small business issuer's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the small business issuer's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the small business issuer's internal control over financial reporting; and

5. The small business issuer's other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the small business issuer's auditors and the audit committee of small business issuer's board of directors (or persons performing the equivalent functions):

     a) all significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the small business issuer's ability to record, process, summarize and report financial information; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the small business issuer's internal control over financial reporting.

August 13, 2004                                    /s/ PAUL O. KOETHER
                                                   -----------------------------
                                                   Paul O. Koether
                                                   Chairman, President and
                                                   Chief Executive Officer

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

3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the small business issuer as of, and for, the periods presented in this report;

4. The small business issuer's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the registrant and have:

     a) designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the small business issuer, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

     b) designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

     c) evaluated the effectiveness of the small business issuer's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

     d) disclosed in this report any change in the small business issuer's internal control over financial reporting that occurred during the small business issuer's most recent fiscal quarter (the small business issuer's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the small business issuer's internal control over financial reporting; and

5. The small business issuer's other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the small business issuer's auditors and the audit committee of small business issuer's board of directors (or persons performing the equivalent functions):

     a) all significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the small business issuer's ability to record, process, summarize and report financial information; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the small business issuer's internal control over financial reporting.

August 13, 2004                                    /s/ Sue Ann Merrill
                                                   -----------------------------
                                                   Sue Ann Merrill
                                                   (Principal Accounting and
                                                   Financial Officer)

                                                                      Exhibit 32

     CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350 AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


Pursuant to Section 906 of the Public Company Accounting Reform and Investor Protection Act of 2002 (18 U.S.C. 1350, as adopted), Paul O. Koether, the Chairman, President and Chief Executive Officer of Cortech, Inc., (the
"Company"), and Sue Ann Merrill, the Chief Financial Officer, Treasurer and Secretary of the Company each hereby certifies that, to the best of their knowledge:

     1. The Company's Quarterly Report on Form 10-QSB for the period ended June 30, 2004, to which this Certification is attached as Exhibit 32 (the "Periodic Report"), fully complies with the requirements of
          Section 13(a) or Section 15(d) of the Securities Exchange Act of 1934, as amended;

     and

     2.   The information  contained in the Periodic Report fairly presents,  in
          all  material  respects,   the  financial  condition  and  results  of
          operations of the Company.


Dated:   August 13, 2004


/s/ Paul O. Koether
----------------------------------
Paul O. Koether
Chairman, President and
  Chief Executive Officer



/s/ Sue Ann Merrill
----------------------------------
Sue Ann Merrill
Chief Financial Officer,
  Treasurer and Secretary