Form 10QSB
period 2004-09-30
CORTECH INC
filed 2004-11-12
CIK 728478

U.S. SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the quarterly period ended: September 30, 2004
                                       ------------------

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

State the number of shares outstanding of each of the issuer's classes of common equity: As of October 31, 2004, the issuer had 3,595,780 shares of its common stock, par value $.002 per share, outstanding.

Transitional Small Business Disclosure Format (check one):

                                    Yes       No  X
                                       -----    -----

PART I.  -  FINANCIAL INFORMATION
-------     ---------------------
ITEM 1.  -  Financial Statements
-------     --------------------


                                  CORTECH, INC.
                                  BALANCE SHEET
                               SEPTEMBER 30, 2004
                                 ($000 Omitted)
                                   (UNAUDITED)


ASSETS
------

Current assets:
  Cash and cash equivalents                                         $ 11,414
  Other assets                                                             7
                                                                    --------
    Total assets                                                    $ 11,421
                                                                    ========

LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------

Current liabilities:
  Accrued liabilities                                               $    132
                                                                    --------
    Total liabilities                                                    132
                                                                    --------

Stockholders' equity:
  Preferred stock, $.002 par value,
   2,000,000 shares authorized,
   none issued                                                             -
  Common stock, $.002 par value, 5,000,000
   shares authorized, 3,595,780 shares
   issued and outstanding                                                  7
Additional paid-in capital                                            99,445
Accumulated deficit                                                (  88,163)
                                                                    --------
    Total stockholders' equity                                        11,289
                                                                    --------
    Total liabilities and stockholders' equity                      $ 11,421
                                                                    ========










                 See accompanying notes to financial statements.

                                  CORTECH, INC.
                            STATEMENTS OF OPERATIONS
                      ($000 Omitted, except per share data)
                                   (UNAUDITED)


                                                     Three Months Ended
                                                        September 30,
                                                   ----------------------
                                                     2004          2003
                                                   --------      --------

Revenues:
  Interest income                                   $   39        $   24

Expenses:
  General and administrative                            87           115
                                                    ------        ------

Loss before income taxes                           (    48)      (    91)
Provision for income taxes                               -             -
                                                    ------        ------
Net loss                                           ($   48)      ($   91)
                                                    ======        ======

Basic and diluted net loss per share               ($  .01)      ($  .03)
                                                    ======        ======

Basic and diluted weighted average
  common shares outstanding (in 000's)               3,596         3,596
                                                    ======        ======























                 See accompanying notes to financial statements.

                                  CORTECH, INC.
                            STATEMENTS OF OPERATIONS
                      ($000 Omitted, except per share data)
                                   (UNAUDITED)


                                                      Nine Months Ended
                                                         September 30,
                                                    ---------------------
                                                      2004         2003
                                                    --------     --------

Revenues:
  Interest income                                    $   91       $   87

Expenses:
  General and administrative                            348          364
                                                     ------       ------

Loss before income taxes                            (   257)     (   277)
Provision for income taxes                                1            2
                                                     ------       ------
Net loss                                            ($  258)     ($  279)
                                                     ======       ======

Basic and diluted net loss per share                ($  .07)     ($  .08)
                                                     ======       ======

Basic and diluted weighted average
  common shares outstanding (in 000's)                3,596        3,596
                                                     ======       ======
























                 See accompanying notes to financial statements.

                                  CORTECH, INC.
                            STATEMENTS OF CASH FLOWS
                                 ($000 Omitted)
                                   (UNAUDITED)



                                                       Nine Months Ended
                                                          September 30,
                                                     ---------------------
                                                       2004         2003
                                                     --------     --------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                          ($    258)   ($    279)
  Adjustments:
  Change in other assets                                    1    (      14)
  Change in accrued liabilities                     (      24)   (      37)
                                                     --------     --------
    Net cash used in operating activities           (     281)   (     330)
                                                     --------     --------

CASH FLOWS FROM FINANCING ACTIVITIES-
  Repurchase of common stock                        (       1)           -
                                                     --------     --------
    Net cash used in financing activities           (       1)           -
                                                     --------     --------

Net decrease in cash and cash equivalents           (     282)   (     330)
Cash and cash equivalents at beginning of period       11,696       12,060
                                                     --------     --------
Cash and cash equivalents at end of period           $ 11,414     $ 11,730
                                                     ========     ========

Supplemental disclosure of cash flow information:
  Cash paid for income taxes                         $      1     $      2
                                                     ========     ========




















                 See accompanying notes to financial statements.

                                  CORTECH, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                   (UNAUDITED)

1.   General
     -------

          The accompanying unaudited financial statements of Cortech, Inc. ("Cortech" or the "Company") as of September 30, 2004 and for the three and nine months ended September 30, 2004 and 2003 reflect all material adjustments consisting of only normal recurring adjustments, which, in the opinion of management, are necessary for a fair presentation of results for the interim periods. Certain information and footnote disclosures required under accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission, although the Company believes that the disclosures are adequate to make the information presented not misleading. These financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2003 as filed with the Securities and Exchange Commission.

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

          The results of operations for the three and nine months ended September 30, 2004 and 2003 are not necessarily indicative of the results to be expected for the entire year or for any other period.

2.   Related Party Transactions
     --------------------------

          A management fee of $15,000 per month is paid to Asset Value Fund Limited Partnership ("AVF") for management services performed for the Company. Management services include, among other things, SEC filings, negotiation, evaluating merger and acquisition proposals, accounting and shareholder relations. The Company believes that the management fee is materially less than the cost for the Company to perform these services. AVF is the beneficial owner of approximately 50.06% of the Company's common stock at September 30, 2004.

3.   Common Stock
     ------------

          In October 2000 the Board of Directors approved a stock repurchase program authorizing the Company to repurchase up to 320,000 shares of its Common Stock at prices deemed favorable from time to time in the open market or in privately negotiated transactions subject to market conditions, the Company's financial position and other considerations. As of September 30, 2004, 158,640 shares of Common Stock were repurchased under this plan for approximately $557,000. All shares repurchased were returned to the status of authorized but unissued shares.

4.   Basic and Diluted Net Loss Per Share
     ------------------------------------

          Basic net loss per share is computed by dividing the net loss by the weighted-average number of common shares outstanding. Diluted net loss per share is computed by dividing net loss by the sum of the weighted-average number of common shares outstanding plus the dilutive effect of shares issuable through the exercise of stock options.

          The shares used for basic loss per share and diluted loss per share are reconciled below (in 000's):

                                        Three Months Ended    Nine Months Ended
                                           September 30,         September 30,
                                        ------------------    -----------------
                                         2004        2003      2004       2003
                                         ----        ----      ----       ----


     Average shares outstanding for
       basic loss per share             3,596       3,596     3,596       3,596

     Dilutive effect of stock options       -           -         -           -
                                        -----       -----     -----       -----

     Average shares outstanding for
       diluted loss per share           3,596       3,596     3,596       3,596
                                        =====       =====     =====       =====


          Excluded from the calculation of diluted loss per share for the three and nine months ended September 30, 2004 and 2003 are 478,036 common stock options which, if included, would have an anti-dilutive effect.

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

Results of Operations
---------------------

     Cortech had a net loss of $48,000 for the three months ended September 30, 2004 or $.01 basic and diluted loss per share and a net loss of $258,000 or $.07 basic and diluted loss per share for the nine months ended September 30, 2004, compared to a net loss of $91,000 or $.03 basic and diluted loss per share for the three months ended September 30, 2003 and a net loss of $279,000 or $.08 basic and diluted loss per share for the nine months ended September 30, 2003.

Revenues
--------

     Interest income was $39,000 and $91,000 in the three and nine months ended September 30, 2004, respectively, compared to $24,000 and $87,000 for the same periods in 2003, an increase of $15,000 and $4,000 in the three and nine month periods, respectively. Higher yields on investments were the primary reasons for the increase in interest income.

Expenses
--------

     General and administrative expenses were $87,000 and $348,000 in the three and nine months ended September 30, 2004, respectively, compared to $115,000 and $364,000 in the same periods in 2003, respectively. The decrease of $28,000 and $16,000, respectively was due primarily to lower legal fees incurred in connection with the Company's patent portfolios.

Liquidity and Capital Resources
-------------------------------

     At September 30, 2004, the Company had cash and cash equivalents of approximately $11.4 million. Cash equivalents of $11.3 million consisted of U.S. Treasury Bills with a maturity of three months or less at the date of purchase with yields ranging between 1.55% and 1.586%. Management believes its cash and cash equivalents are sufficient for its remaining business activities for the next twelve months and for the costs of seeking an acquisition of an operating business.

     Net cash of $281,000 was used in operating activities for the nine months ended September 30, 2004 compared to net cash used of $330,000 for the same period in 2003. Cash flows from the net losses were the primary reasons for the cash used in operations.

     Net cash of $1,000 was used in financing activities in the nine months ended September 30, 2004, due to the repurchase of common stock.

Factors Which May Affect Future Results
---------------------------------------

     Future earnings of the Company are dependent on interest rates earned on the Company's invested balances and expenses incurred.

Other Disclosures - Related Party Transactions
----------------------------------------------

     A management fee of $15,000 per month is paid to Asset Value Fund Limited Partnership ("AVF") for management services performed for the Company. Management services include, among other things, SEC filings, negotiation, evaluating merger and acquisition proposals, accounting and shareholder relations. The Company believes that the management fee is materially less than the cost for the Company to perform these services. AVF is the beneficial owner of approximately 50.06% of the Company's Common Stock at September 30, 2004.

Item 3.    Controls and Procedures
-------    -----------------------

     As of the end of the period covered by this report, the Company carried out, under the supervision and with the participation of the Company's management, including its Chief Executive Officer and Chief Financial Officer, an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934). Based upon and as of the date of that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the design and operation of these disclosure controls and procedures are effective. There were no significant changes in the Company's internal controls over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934) during the quarter ended September 30, 2004 that have materially affected or are reasonably likely to materially affect the company's internal controls over financial reporting evaluation.

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
                      Shares     Average Price     Plans or        Plans or
   Period           Purchased    Paid per Share    Programs        Programs

July 1, 2004-
July 31, 2004              -          $      -            -        161,360

August 1, 2004-
August 31, 2004            -                 -            -        161,360

September 1, 2004-
September 30, 2004         -                 -            -        161,360

Total                      -                 -            -        161,360


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

                                          CORTECH, INC.

Date: November 11, 2004                   /s/ Sue Ann Merrill
                                          -----------------------------------
                                          Sue Ann Merrill
                                          Chief Financial Officer, Treasurer
                                            and Secretary
                                          (Principal Accounting and Financial
                                          Officer)

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

4. The small business issuer's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the small business issuer and have:

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

November 11, 2004                                   /s/ PAUL O. KOETHER
                                                    ----------------------------
                                                    Paul O. Koether
                                                    Chairman, President and
                                                    Chief Executive Officer

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

4. The small business issuer's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the small business issuer and have:

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

November 11, 2004                                   /s/ Sue Ann Merrill
                                                    ----------------------------
                                                    Sue Ann Merrill
                                                    (Principal Accounting and
                                                    Financial Officer)

                                                                      Exhibit 32

     CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350 AS ADOPTED PURSUANT TO
                 SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


Pursuant to Section 906 of the Public Company Accounting Reform and Investor Protection Act of 2002 (18 U.S.C. 1350, as adopted), Paul O. Koether, the Chairman, President and Chief Executive Officer of Cortech, Inc., (the
"Company"), and Sue Ann Merrill, the Chief Financial Officer, Treasurer and Secretary of the Company each hereby certifies that, to the best of their knowledge:

     1. The Company's Quarterly Report on Form 10-QSB for the period ended September 30, 2004, to which this Certification is attached as Exhibit 32 (the "Periodic Report"), fully complies with the requirements of
          Section 13(a) or Section 15(d) of the Securities Exchange Act of 1934, as amended;

          and

     2.   The information  contained in the Periodic Report fairly presents,  in
          all  material  respects,   the  financial  condition  and  results  of
          operations of the Company.


Dated:   November 11, 2004


/s/ Paul O. Koether
--------------------------------
Paul O. Koether
Chairman, President and
  Chief Executive Officer



/s/ Sue Ann Merrill
--------------------------------
Sue Ann Merrill
Chief Financial Officer,
  Treasurer and Secretary