Form 10KSB
period 2004-12-31
CORTECH INC
filed 2005-03-31
CIK 728478

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB
MARK ONE:

[X] Annual Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934.
      For the Fiscal year ended December 31, 2004

[ ] Transition Report Under Section 13 or 15 (d) of the Securities Exchange Act of 1934
      For the transition period from __________ to  _____________.

                         Commission file number 0-20726

                                  CORTECH, INC.
                                  -------------
                 (Name of small business issuer in its charter)

            DELAWARE                                        84-0894091
            --------                                        ----------
(State or other jurisdiction                             (I.R.S. Employer
of incorporation or organization)                       Identification No.)

376 Main Street, P.O. Box 74, Bedminster, New Jersey           07921
----------------------------------------------------           -----
         (Address of principal executive offices)            (Zip Code)

                    Issuer's telephone number (908) 234-1881
                                              --------------

         Securities registered under Section 12(b) of the Exchange Act:
         --------------------------------------------------------------
                                      NONE

         Securities registered under Section 12(g) of the Exchange Act:
         --------------------------------------------------------------

                     Common Stock, par value $.002 per share
                     ---------------------------------------
                                (Title of Class)

     Check  whether  the issuer (1) filed all  reports  required  to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
      Yes   X     No
          -----      -----

     Check if there is no disclosure of delinquent filers in response to item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of issuer's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

     Issuer's revenues for the fiscal year ended December 31, 2004 were approximately $140,000.

     As of February 28, 2005, there were 3,595,780 shares of common stock outstanding. The aggregate market value of the common stock held by non-affiliates of the issuer, based upon the closing sale price on the Nasdaq SmallCap Market on February 28, 2005, was approximately $5.6 million.

     Transitional Small Business Disclosure Format Yes       No  X
                                                      -----    -----

     Portions of the following documents are incorporated by reference in this Report on Form 10-KSB:

1. Information required under Part III of this report is incorporated by reference from the Registrant's Proxy Statement for the Registrants Annual Meeting of Stockholders to be held on May 17, 2005.

                                     PART I
                                     ------
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

Background
----------

     Cortech, Inc. ("Cortech" or the "Company") was incorporated in 1982 in Colorado and reincorporated in Delaware in 1991.

     Cortech was a biopharmaceutical company whose research and development efforts were focused primarily on protease inhibitors and bradykinin antagonists and produced a technology portfolio which may have therapeutic application across a broad range of medical conditions.

     Cortech's strategy was to use collaborative partners to conduct and fund research and development on those components of its portfolio that had not been licensed to third parties. Cortech does not currently have any collaborative partners. In response to disappointing test results and its loss of collaborative partner funding for research, Cortech implemented a series of work force reductions which resulted in the Company having no compensated employees since 1999, and discontinued all internal research and development activities. In addition, in 1998 Cortech decommissioned its laboratories and sold all of its remaining scientific, technical and office equipment. Currently Cortech is not incurring any additional expenses to maintain its patent portfolio.

Business Plan
-------------

     The Company intends to use its available working capital, capital stock, debt or a combination of these to effect a business combination with a company seeking to establish a public trading market for its securities while avoiding the time delays, significant expense, loss of voting control and other burdens including significant professional fees of an initial public offering. The business combination may be with a financially stable, mature company or a company that is in its early stages of development or growth, which could include companies seeking to obtain capital and to improve their financial stability.

     The Company will not restrict its search to any particular industry, rather, it may investigate businesses of essentially any kind or nature and participate in any type of business that may, in management's opinion, meet the business objectives as described in this report. The Company emphasizes that the description in this report of business objectives is extremely general and is not meant to restrict the discretion of management to search for and enter into potential business opportunities.

     The Company has not identified the particular business in which it will seek to engage, nor has it conducted any market studies with respect to any business or industry to evaluate the possible merits or risks of the target business or industry in which the Company ultimately may operate. To the extent the Company enters into a business combination with a financially unstable company or an entity in its early stage of development or growth, including entities without established records of revenues or earnings, the Company will become subject to numerous risks inherent in the business and operations of financially unstable and early stage or developing companies. In addition, to the extent that the Company effects a business combination with an entity in an industry characterized by a high level of risk, the Company will become subject to the currently unascertainable risks of that industry. An extremely high level of risk frequently characterizes certain industries that experience rapid growth. In addition, although the Company will endeavor to evaluate the risks inherent in a particular industry or target business, the Company cannot assure you that it will properly ascertain or assess all significant risk factors.

Sources of target businesses
----------------------------

     Cortech anticipates that target business candidates may be brought to the Company's attention from various unaffiliated sources, including securities broker-dealers, investment bankers, venture capitalists, bankers and other members of the financial community, who may present solicited or unsolicited proposals. The Company's officers and directors and their affiliates may also bring to the Company's attention target business candidates. While the Company does not presently anticipate engaging the services of professional firms that specialize in business acquisitions on any formal basis, it may engage such firms in the future, in which event, it may pay a finder's fee or other compensation for such introductions if they result in a consummated transaction.

Selection of a target business and structuring of a business combination

     The Company's management will have significant flexibility in identifying and selecting a prospective target business. In evaluating a prospective target business, management may consider, among other factors, the following:

     o    the financial condition and results of operation of the target;

     o the growth potential of the target and that of the industry in which the target operates;

     o the experience and skill of the target's management and availability of additional personnel;

     o    the capital requirements of the target;

     o    the  competitive  position of the target;

     o the stage of development that the target's products, processes or services are at;

     o the degree of current or potential market acceptance of the target's products, processes or services;

     o proprietary features and the degree of intellectual property or other protection of the target's products, processes or services;

     o the regulatory environment of the industry in which the target operates;

     o the prospective equity interest in, and opportunity for control of, the target; and

     o    the costs associated with effecting the business combination.

     These criteria are not intended to be exhaustive. Any evaluation relating to the merits of a particular business combination will be based, to the extent relevant, on the above factors as well as other considerations deemed relevant by the Company's management in connection with effecting a business combination consistent with the Company's business objective. In connection with the evaluation of a prospective target business, the Company anticipates that it will conduct an extensive due diligence review that will encompass, among other things, meetings with incumbent management and inspection of facilities, as well as a review of financial or other information that will be made available to us.

     The Company will endeavor to structure a business combination so as to achieve the most favorable tax treatment to it and to the target business and the stockholders of both companies. Cortech cannot assure you, however, that the Internal Revenue Service or appropriate state tax authority will agree with the Company's tax treatment of the business combination.

     Until presented with a specific opportunity for a business combination, the Company is unable to ascertain with any degree of certainty the time and costs required to select and evaluate a target business and to structure and complete the business combination. Any costs incurred in connection with the identification and evaluation of a prospective target business with which a business combination is not ultimately completed will result in a loss to the Company and reduce the amount of capital otherwise available to complete a business combination and thereafter operate the acquired business. Cortech cannot assure you that it will be successful in identifying a target business and completing a business combination on terms favorable to its stockholders, if at all.

Limited ability to evaluate the target business' management

     Although the Company intends to carefully scrutinize the management of a prospective target business before effecting a business combination, it cannot assure you that its assessment of the target's management will prove to be correct. Further, the Company's ability to conduct such evaluation may be limited by its lack of any compensated employees. In addition, the Company cannot assure you that the target's future management will have the necessary skills, qualifications or abilities to manage a public company. Furthermore, the future role of the Company's officers and directors, if any, in the target business cannot presently be stated with any certainty. While it is possible that one or more of the Company's officers and directors will remain associated in some capacity following a business combination, it is unlikely that any of them will devote their full efforts to the Company's affairs after a business combination. Moreover, the Company cannot assure you that its officers and directors will have significant experience or knowledge relating to the operations of the particular target business.

     The Company may seek to recruit additional management personnel to supplement the incumbent management of the target business. The Company cannot assure you, however, that it will be able to recruit additional managers who have the requisite skills, knowledge or experience necessary to enhance the incumbent management and successfully operate the target business.

Competition
-----------

     The Company may encounter intense competition from other entities seeking to acquire a privately held operating company. Many of these entities, including financial consulting companies and venture capital firms, have longer operating histories and have extensive experience in identifying and effecting business combinations. Many of these competitors also possess significantly greater financial, technical and other resources than does the Company. Cortech cannot assure you that it will be able to effectively compete with these entities. Consequently, Cortech may acquire a company with less favorable prospects then it would otherwise prefer, thus making its long-term prospects for success less likely.

     If the Company effects a business combination, it will become subject to competition from competitors of the acquired business. In particular, industries that experience rapid growth frequently attract larger numbers of competitors, including competitors with greater financial, marketing, technical and other resources than the Company has. The Company cannot ascertain the level of competition it will face if it effects a business combination and it cannot assure you that it will be able to compete successfully with these competitors.

Employees
---------

     Currently, Cortech has no compensated employees.

ITEM 2.  -  DESCRIPTION OF PROPERTY
-------     -----------------------

     None

ITEM 3.  -  LEGAL PROCEEDINGS
-------     -----------------

     None

ITEM 4.  -  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
-------     ---------------------------------------------------

     None

                                     PART II
                                     -------

ITEM 5.  -  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS
-------     --------------------------------------------------------

     At February 28, 2005, the Company had approximately 422 stockholders of record. The Company's common stock currently trades on the Nasdaq SmallCap Market under the symbol "CRTQ". On February 28, 2005, the closing price of the common stock was $3.14.

     The table below lists the high and low bid prices for the common stock as reported by Nasdaq for the periods indicated. These prices represent quotations between dealers and do not include retail markups, markdowns or commissions, and may not represent actual transactions.


                                              High             Low
                                              ----             ---

     Calendar Quarter Ended:


     2003       March 31                    $ 2.65           $ 2.41
                June 30                       2.85             2.60
                September 30                  2.90             2.56
                December 31                   2.80             2.53

     2004       March 31                    $ 3.16           $ 2.75
                June 30                       3.25             2.98
                September 30                  3.14             2.68
                December 31                   3.13             2.73




     The Company has not paid any cash dividends on its Common Stock since its inception and does not intend to pay any cash dividends in the foreseeable future.

Purchase of Equity Securities
-----------------------------

            SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES (1)
                                 (COMMON STOCK)

                                                     (c) Total
                                                      Number of
                                                      Shares (or    (d) Maximum
                                                        Units)        Number of
                                                     Purchased as    Shares that
                                                       Part of       May Yet Be
                       (a) Total                      Publicly       Purchased
                       Number of          (b)         Announced      Under the
                        Shares       Average Price     Plans or      Plans or
    Period             Purchased    Paid per Share     Programs      Programs



October 1, 2004-          -             $    -               -         161,360
October 31, 2004

November 1, 2004-         -                  -               -         161,360
November 30, 2004

December 1, 2004-
December 31, 2004         -                  -               -         161,360

Total                     -                  -               -         161,360


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

General
-------

     Cortech was a biopharmaceutical company whose primary focus had been the discovery and development of novel therapeutics for the treatment of inflammatory disorders. Specifically, Cortech had directed its research and development efforts principally toward protease inhibitors and bradykinin antagonists. These efforts produced certain intellectual property rights. (See
Item 1. - Description of Business).

     In response to disappointing test results and its loss of collaborative partner support, Cortech implemented a series of workforce reductions which resulted in the Company having no compensated employees since 1999, and effectively discontinued all internal research and development activities. In addition, in 1998 Cortech decommissioned its laboratories, and sold all scientific, technical and office equipment. As a result of these actions, Cortech no longer has the staff or operative facilities required to recommence internal research and development activities. The Company is seeking to redeploy its assets into an operating business.

Results of Operations
---------------------

Revenues
--------

     Revenues, consisting of interest income were $140,000 and $119,000 for the years ended December 31, 2004 and 2003, respectively. Higher yields on invested balances was the reason for this increase.

     General and administrative expenses were $445,000 in 2004 and $447,000 in 2003. General and administrative fees consist primarily of management fees (see Other Disclosures - Related Party Transactions in this Item 6) and legal fees. Legal fees are incurred primarily in connection with the maintenance of the Company's patent portfolio. The Company anticipates lower legal fees in 2005 as it has determined not to incur any additional fees to maintain its patent portfolio.

Liquidity and Capital Resources
-------------------------------

     At December 31, 2004, the Company had cash and cash equivalents of $11.4 million. Cash equivalents consisted of U.S. Treasury Bills with original maturities of three months or less and yields ranging from 2.1% to 2.2%. Working capital at December 31, 2004 was approximately $11.2 million. Management believes its cash and cash equivalents are sufficient for its business activities for the next twelve months and for the costs of seeking an acquisition of an operating business.

     Net cash of approximately $313,000 was used in operations in 2004 due primarily to the net loss of $306,000. In 2003, net cash of approximately $364,000 was used in operations, due primarily to the net loss of $330,000.

Factors Which May Affect Future Results
---------------------------------------

     Future earnings of the Company are dependent on interest rates earned on the Company's invested balances and expenses incurred.

Other Disclosures - Related Party Transactions
----------------------------------------------

     A management fee of $15,000 per month is paid to Asset Value Fund Limited Partnership ("AVF") for management services performed for the Company. Management services include, among other things, SEC filings, negotiation, evaluating merger and acquisition proposals, licensing, accounting and shareholder relations. AVF is the beneficial owner of approximately 50.06% of the Company's Common Stock at December 31, 2004.

Off-Balance Sheet Arrangements
------------------------------

     The Company has no off-balance sheet arrangements.

Contractual Commitments
-----------------------

     The Company has no contractual commitments.

Other Matters
-------------

     Net Operating Loss Carryforwards and Tax Credits: As of December 31, 2004, Cortech had approximately $86 million of net operating loss carryforwards ("NOL") for income tax purposes. In addition, Cortech has approximately $3 million of research and development and foreign tax credit carryforwards available to offset future federal income tax, subject to limitations for alternative minimum tax. The NOL's and credit carryforwards expire in various years from 2005 through 2024. Cortech's use of operating loss carryforwards and tax credit carryforwards is subject to limitations imposed by the Internal Revenue Code.

     Management believes the deferred tax assets as of December 31, 2004 do not satisfy the realization criteria set forth in SFAS No. 109 and has recorded a valuation allowance for the entire net tax asset. By recording a valuation allowance for the entire amount of future tax benefits, the Company has not recognized a deferred tax benefit for income taxes in its statements of operations.

New Accounting Pronouncements
-----------------------------

     In January 2003, the Financial Accounting Standards Board ("FASB") issued Interpretation No. 46, "Consolidation of Variable Interest Entities" (FIN 46), which addresses consolidation by business enterprises of variable interest entities ("VIEs"). FIN 46 is applicable immediately for VIEs created after January 31, 2003 and are effective for reporting periods ending after December 15, 2003, for VIEs created prior to February 1, 2003. In December 2003, the FASB published a revision to FIN 46 ("FIN 46R") to clarify some of the provisions of the interpretation and to defer the effective date of implementation for certain entities. Under the guidance of FIN 46R, public companies that have interests in VIE's that are commonly referred to as special purpose entities are required to apply the provisions of FIN 46R for periods ending after December 15, 2003. A public company that does not have any interests in special purpose entities but does have a variable interest in a VIE created before February 1, 2003, must apply the provisions of FIN 46R by the end of the first interim or annual reporting period ending after March 14, 2004. The adoption of FIN 46 did not have an effect on the consolidated financial statements.

     In December 2004, the FASB issued Statement of Financial Accounting Standards ("SFAS") No. 123(R), "Share-Based Payment," ("SFAS 123(R)") which is a revision of SFAS No. 123, "Accounting for Stock-Based Compensation." SFAS 123(R) requires that the compensation cost relating to share-based payment transactions be recognized in financial statements. The compensation cost will be measured based on the fair value of the equity or liability instruments issued. The Statement is effective as of the beginning of the first interim or annual period beginning after June 15, 2005. We will adopt SFAS 123(R) on July 1, 2005 using the modified prospective method. We have disclosed the pro forma impact of adopting SFAS No. 123(R) on net income and earnings per share for the year ended December 31, 2004 and 2003 in Note 1 of Notes to the Financial Statements, which includes all share-based payment transactions to date. We do not yet know the impact that any future share-based payment transactions will have on our financial position or results of operations.

ITEM 7.  -  FINANCIAL STATEMENTS
-------     --------------------

     The financial statements filed with this item are listed below:

     Reports of Independent Registered Public Accounting Firms

     Financial Statements:

          Balance Sheet as of December 31, 2004

          Statements of Operations for the Years ended December 31, 2004 and 2003

          Statements of Stockholders' Equity for the Years ended
          December 31, 2004 and 2003

          Statements of Cash Flows for the Years ended December 31, 2004 and 2003

          Notes to Financial Statements

             Report of Independent Registered Public Accounting Firm

To the Stockholders' and Board of Directors of Cortech, Inc.

We have audited the accompanying balance sheet of Cortech, Inc. as of December 31, 2004, and the related statements of operations, stockholders' equity, and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Cortech, Inc. as of December 31, 2004, and the results of its operations and its cash flows for the year then ended, in conformity with U.S. generally accepted accounting principles.


/s/ Amper, Politziner & Mattia, P.C.

March 16, 2005
Edison, New Jersey

                                                      PricewaterhouseCoopers LLP
                                                                400 Campus Drive
                                                                    P.O. Box 988
                                                          Florham Park, NJ 07932
                                                        Telephone (973) 236-4000
                                                        Facsimile (973) 236-5000


             Report of Independent Registered Public Accounting Firm

To Shareholders and Directors of
Cortech, Inc.:

In our opinion, the statement of operations, stockholders' equity and cash flows for the year ended December 31, 2003 (appearing on pages F-4 through F-6 of the Cortech, Inc. 2004 Annual Report to Shareholders, which has been incorporated by reference in this Form 10-KSB) present fairly, in all material respects, the results of operations and cash flows of Cortech, Inc. for the year ended December 31, 2003, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audit. We conducted our audit of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.



/s/ PricewaterhouseCoopers LLP
Florham Park, New Jersey
February 6, 2004, except for the last
paragraph of Note 5, for which the
date is March 19, 2004

                                  CORTECH, INC.
                                  BALANCE SHEET
                                DECEMBER 31, 2004
                                   (in 000's)



ASSETS
------

Current assets:
  Cash and cash equivalents                                          $  11,382
  Other assets                                                               2
                                                                     ---------
    Total assets                                                     $  11,384
                                                                     =========


LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------

Current liabilities:
  Accrued liabilities                                                $     143
                                                                     ---------

Commitments and contingencies (Note 5)


Stockholders' equity (Note 3):

  Preferred stock, $.002 par value 2,000,000 shares
    authorized, none issued                                                  -
  Common stock, par value $.002;
    5,000,000 shares authorized;
    3,595,780 shares issued and outstanding                                  7
  Additional paid-in capital                                            99,445
  Accumulated deficit                                               (   88,211)
                                                                     ---------
    Total stockholders' equity                                          11,241
                                                                     ---------
    Total liabilities and stockholders' equity                       $  11,384
                                                                     =========







                 See accompanying notes to financial statements.

                                  CORTECH, INC.
                            STATEMENTS OF OPERATIONS
                      (in 000's, except per share amounts)



                                                   Year Ended December 31,
                                                -----------------------------
                                                   2004               2003
                                                ---------           ---------

Revenues:
  Interest income                                $    140            $    119
Expenses:
  General and administrative                          445                 447
                                                 --------            --------

Loss before income taxes                        (     305)          (     328)
Provision for income taxes                              1                   2
                                                 --------            --------
Net loss                                        ($    306)          ($    330)
                                                 ========            ========

Basic and diluted net loss per share            ($    .09)          ($    .09)
                                                 ========            ========

Basic and diluted weighted average
 common shares outstanding                          3,596               3,596
                                                 ========            ========




















                 See accompanying notes to financial statements.

                                  CORTECH, INC.
                       STATEMENTS OF STOCKHOLDERS' EQUITY
                                   (in 000's)


                                   Common Stock         Additional
                                   ------------           Paid-In      Accumulated
                                Shares       Amount       Capital        Deficit         Total
                                ------       ------       -------        -------         -----

Balance, December 31, 2002       3,596       $    7       $ 99,446      ($ 87,575)      $ 11,878

Net loss                             -            -              -      (     330)     (     330)
                                 -----       ------       --------       --------       --------

Balance, December 31, 2003       3,596            7         99,446      (  87,905)        11,548

Repurchase of common stock           -            -      (       1)             -      (       1)

Net loss                             -            -              -      (     306)     (     306)
                                 -----       ------       --------       --------       --------

Balance, December 31, 2004       3,596       $    7       $ 99,445      ($ 88,211)      $ 11,241
                                 =====       ======       ========       ========       ========






















                 See accompanying notes to financial statements.

                                  CORTECH, INC.
                            STATEMENTS OF CASH FLOWS
                                   (in 000's)


                                                     Year Ended December 31,
                                                     -----------------------
                                                       2004           2003
                                                     --------       --------
Cash flows from operating activities:
  Net loss                                          ($    306)      ($    330)
    Adjustments:
      Change in other assets                                6       (       1)
      Change in accrued liabilities                 (      13)      (      33)
                                                     --------        --------
      Net cash used in operating activities         (     313)      (     364)
                                                     --------        --------

Cash flows from financing activities-
  Repurchase of common stock                        (       1)              -
                                                     --------        --------

Net decrease in cash and cash equivalents           (     314)      (     364)
Cash and cash equivalents at beginning of year         11,696          12,060
                                                     --------        --------
Cash and cash equivalents at end of year             $ 11,382        $ 11,696
                                                     ========        ========

Supplemental disclosure cash flow information:
  Cash paid for taxes                                $      1        $      2
                                                     ========        ========

















                 See accompanying notes to financial statements.

                                  CORTECH, INC.
                          NOTES TO FINANCIAL STATEMENTS

                     Years Ended December 31, 2004 and 2003

1.   Organization
     ------------


          Cortech, Inc. ("Cortech" or the "Company"), a subsidiary of Kent Financial Services, Inc., was a biopharmaceutical company whose primary focus was the discovery and development of novel therapeutics for the treatment of inflammatory disorders. Specifically, Cortech directed its research and development efforts principally toward protease inhibitors and bradykinin antagonists. These efforts produced certain intellectual property rights.

          In response to disappointing test results and its loss of collaborative partner support, Cortech implemented a series of reductions in force which resulted in the Company having no compensated employees since 1999, and effectively discontinued all internal research and development activities. In addition, Cortech decommissioned its laboratories, and sold its scientific, technical office equipment and leasehold improvements. As a result of these actions, Cortech no longer has the staff or operative facilities required to recommence internal research and development activities. The Company is seeking to redeploy its assets into an operating business.

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

                     Years Ended December 31, 2004 and 2003


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

          The shares used for basic earnings (loss) per common share and diluted earnings (loss) per common share are reconciled below.

                                                       (Shares in Thousands)
                                                        2004           2003
                                                        ----           ----
             Average shares outstanding for basic
                loss per share                         3,596           3,596

             Dilutive effect of stock options              -               -
                                                       -----           -----
             Average shares outstanding for diluted
                loss per share                         3,596           3,596
                                                       =====           =====

          Excluded from the calculation of diluted loss per share for the years ended December 31, 2004 and 2003 are 382,735 and 478,036 Common Stock options, respectively, which, if included, would have an antidilutive effect.

                                  CORTECH, INC.
                          NOTES TO FINANCIAL STATEMENTS

                     Years Ended December 31, 2004 and 2003

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

     New Accounting Pronouncements
     -----------------------------

          In January 2003, the Financial Accounting Standards Board ("FASB") issued Interpretation No. 46, "Consolidation of Variable Interest Entities" (FIN 46), which addresses consolidation by business enterprises of variable interest entities ("VIEs"). FIN 46 is applicable immediately for VIEs created after January 31, 2003 and are effective for reporting periods ending after December 15, 2003, for VIEs created prior to February 1, 2003. In December 2003, the FASB published a revision to FIN 46 ("FIN 46R") to clarify some of the provisions of the interpretation and to defer the effective date of implementation for certain entities. Under the guidance of FIN 46R, public companies that have interests in VIE's that are commonly referred to as special purpose entities are required to apply the provisions of FIN 46R for periods ending after December 15, 2003. A public company that does not have any interests in special purpose entities but does have a variable interest in a VIE created before February 1, 2003, must apply the provisions of FIN 46R by the end of the first interim or annual reporting period ending after March 14, 2004. The adoption of FIN 46 did not have an effect on the consolidated financial statements.

          In December 2004, the FASB issued Statement of Financial Accounting Standards ("SFAS") No. 123(R), "Share-Based Payment," ("SFAS 123(R)") which is a revision of SFAS No. 123, "Accounting for Stock-Based Compensation." SFAS 123(R) requires that the compensation cost relating to share-based payment transactions be recognized in financial statements. The compensation cost will be measured based on the fair value of the equity or liability instruments issued. The Statement is effective as of the beginning of the first interim or annual period beginning after June 15, 2005. We will adopt SFAS 123(R) on July 1, 2005 using the modified prospective method. We have disclosed the pro forma impact of adopting SFAS

                                  CORTECH, INC.
                          NOTES TO FINANCIAL STATEMENTS

                     Years Ended December 31, 2004 and 2003

     No. 123(R) on net income and earnings per share for the year ended December 31, 2004 and 2003 in Note 3 of Notes to the Financial Statements, which includes all share-based payment transactions to date. We do not yet know the impact that any future share-based payment transactions will have on our financial position or results of operations.

3.   Stockholders' Equity
     --------------------

     Preferred Stock
     ---------------

          The Company is authorized to issue 2,000,000 shares of $.002 par value preferred stock, which may be issued with various terms in one or more series, as the Board of Directors may determine.

     Common Stock
     ------------

          On October 30, 2000, the Board of Directors approved a stock repurchase program authorizing the Company to repurchase up to 320,000 shares of its Common Stock at prices deemed favorable from time to time in the open market or in privately negotiated transactions subject to market conditions, the Company's financial position and other considerations. As of December 31, 2004, 158,640 shares of Common Stock were repurchased for approximately $557,000. All shares repurchased were returned to the status of authorized but unissued shares.

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

          Companies that do not adopt the new expense recognition rules of SFAS No. 123 will continue to apply the existing rules contained in Accounting Principles Board ("APB") Opinion No. 25. APB No. 25 requires no recognition of compensation expense for most of the stock-based employee compensation arrangements provided by the Company, namely broad- based employee stock

                                 CORTECH, INC.
                          NOTES TO FINANCIAL STATEMENTS

                     Years Ended December 31, 2004 and 2003

     option grants and stock purchase plans where the exercise price is equal to the market price at the date of grant.

          The Company applies APB No. 25 and related Interpretations in accounting for its plans. In accordance with SFAS No. 148 "Accounting for Stock-Based Compensation - Transition and Disclosure" the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS 123 is as follows:

                                                   2004                 2003
                                                   ----                 ----
     Net loss
       As reported (in $000's)                   ($   306)            ($   330)
       Pro forma (in $000's)                     ($   432)            ($   456)

     Basic net loss per share:
       As reported                               ($   .09)            ($   .09)
       Pro forma                                 ($   .12)            ($   .13)

     Diluted net loss per share:
       As reported                               ($   .09)            ($   .09)
       Pro forma                                 ($   .12)            ($   .13)

          All options granted to date have an exercise price equal to the market price of the Company's stock on the grant date. For purposes of calculating the compensation cost consistent with FASB Statement 123, the fair value of each option grant was estimated on the grant date using the Black-Scholes option-pricing model with the following assumptions used: no dividend yield; expected volatility of 113.85 percent; risk free interest rates of
     5.00 percent; and weighted average expected lives of 10 years. No options were granted in 2004 or 2003.

          The Company's 1986 Stock Option Plan ("1986 Plan") authorizes the grant of stock options to officers and employees of the Company to purchase an aggregate of 300,000 shares of common stock. Although 81,420 shares were available under the 1986 Plan as of December 19, 1997, on such date the Board of Directors effectively suspended future grants of options under the 1986 Plan to the extent that any such grant would increase the shares subject to outstanding grants above the amount as of such date. On June 19, 2000, the Board of Directors restored the 1986 Plan. In 2000, 230,000 stock options were issued under the 1986 Plan at prices ranging from $3.50 to $3.6875, the approximate fair market values at the time of grant. No options were granted in 2004 or 2003.

                                 CORTECH, INC.
                          NOTES TO FINANCIAL STATEMENTS

                     Years Ended December 31, 2004 and 2003

          The Company's 1993 Equity Incentive Plan ("1993 Plan"), approved by the stockholders on May 10, 1994, authorizes the issuance of 340,000 shares through the grant of options to purchase common stock, stock bonuses, and rights to purchase restricted stock. The options outstanding as of December 31, 2004 generally become exercisable in varying amounts over a five-year period from the date of grant. Although 74,170 shares were available under the 1993 Plan as of December 19, 1997, on such date the Board of Directors effectively suspended further grants of options under the 1993 Plan to the extent that any such grant would increase the shares subject to outstanding grants above the figures as of such date. On June 19, 2000, the Board of Directors restored the 1993 Plan. In 2000, 150,000 stock options were issued under this plan at $3.50 per share, the approximate fair market value at the time of grant. No options were granted in 2004 or 2003.

          The stock options granted under either plan may be incentive stock options ("ISO") or nonstatutory stock options ("NSO"). The Board of Directors may set the rate at which the options expire, subject to limitations discussed below. However, no options shall be exercisable after the tenth anniversary of the date of grant or, in the case of ISOs, three months following termination of employment, except in cases of death or disability, for which the time or exercisability is extended. In the event of a dissolution, liquidation or other corporate reorganization, all stock options outstanding under the 1986 Plan and the 1993 Plan would become exercisable in full.

          ISOs may not be granted at an exercise price of less than the fair market value of the common stock at the date of grant. If an ISO is granted to an employee who owns more than 10% of the Company's total voting stock, such exercise price shall be at least 110% of fair market value of the common stock, and the ISO shall not be exercisable until after five years from the date of grant. The exercise price of each NSO may not be less than 85% of the fair market value of the common stock at the date of grant. The ISOs outstanding as of December 31, 2004, generally become exercisable in varying amounts over a two-to-five year period from the date of grant. NSOs also generally become exercisable over a two-to-five year period.

          Each of these plans also provides for stock appreciation rights, which may be granted with respect to any stock option. No stock appreciation rights have been granted through December 31, 2004.

                                 CORTECH, INC.
                          NOTES TO FINANCIAL STATEMENTS

                     Years Ended December 31, 2004 and 2003

          During 1991, a Non-employee Directors' Stock Option Plan was approved which authorized the grant of stock options to purchase up to 30,000 shares of common stock to the non-employee directors of the Company. The exercise price of the options is equal to the fair market value of the shares on the date of grant, which is generally the later of initiation of the plan or the date of election to the Board of Directors. In March 1993, the Board of Directors suspended further grants under this plan. Vesting of the options occurred upon the participation by a director in a Board meeting. No options were granted in 2004 or 2003. The Company recorded the difference between the fair market value of the underlying common stock and the exercise price as compensation expense over the vesting period.

          The Company's 1992 Non-employee Directors' Stock Option Plan authorizes the granting of options to purchase up to 80,000 shares of common stock to the non-employee directors of the Company. The plan was originally approved by the stockholders on May 17, 1993, and an amendment to the plan was approved by the stockholders on May 10, 1994. No options were granted during 2004 or 2003.

          A summary of the status of the Company's 1986 Plan, 1993 Plan and non-employee directors' stock option plans as of December 31, 2004 and 2003 and changes during the years ended on those dates is presented below:

                                   2004                           2003
                        -------------------------     -------------------------
                                 Weighted-Average              Weighted-Average
                       Shares     Exercise Price     Shares     Exercise Price
                       ------     --------------     ------     --------------

Options outstanding
 at beginning of year  465,202        $  5.62        465,202         $ 5.62
Forfeited/canceled      88,717           9.10              -              -
                       -------                       -------
Outstanding at
 year end              376,485           4.80        465,202           5.62
                       =======                       =======
Options exercisable
 at year end           376,485           4.80        465,202           5.62
                       =======                       =======

                                  CORTECH, INC.
                          NOTES TO FINANCIAL STATEMENTS

                     Years Ended December 31, 2004 and 2003

     The Company granted other options to certain directors and consultants:

                                   2004                            2003
                          ------------------------      ------------------------
                                  Weighted-Average              Weighted-Average
                         Shares    Exercise Price      Shares     Exercise Price
                         ------    --------------      ------     --------------

Options outstanding
 at beginning of year    12,834       $ 7.50           12,834         $ 7.50
Forfeited/canceled        6,584         9.00                -              -
                         ------                        ------
Outstanding at
 year end                 6,250         5.92           12,834           7.50
                         ======                        ======
Options exercisable
 at year end              6,250         5.92           12,834           7.50
                         ======                        ======

          For options outstanding and exercisable at December 31, 2004, the exercise price ranges are:


                                    Options Outstanding                                   Options Exercisable
                   --------------------------------------------------      ---------------------------------------------------

                        Number        Weighted-Average   Weighted-             Number         Weighted-Average    Weighted-
    Range of        Outstanding at    Remaining Life      Average          Outstanding at      Remaining Life      Average
 Exercise Prices   December 31, 2004    (in years)     Exercise Price     December 31, 2004      (in years)     Exercise Price
 ---------------   -----------------    ----------     --------------     -----------------      ----------     --------------

  $ 3.50-$10.00         342,900            5.17            $ 3.93             342,900               5.17           $ 3.93
   10.01- 20.00          39,835             .94             12.46              39,835                .94            12.46
                        -------                                               -------
                        382,735                                               382,735
                        =======                                               =======


                                  CORTECH, INC.
                          NOTES TO FINANCIAL STATEMENTS

                     Years Ended December 31, 2004 and 2003

4.   Income Taxes
     ------------

          As of December 31, 2004, the Company has approximately $86 million of net operating loss carryforwards ("NOL") for income tax purposes and approximately $3 million of research and development and foreign tax credit carryforwards available to offset future federal income tax, subject to limitations for alternative minimum tax. The NOL's and credit carryforwards are subject to examination by the tax authorities and expire in various years from 2005 through 2024.

          The components of income tax expense are as follows (in 000's):

                                                   2004        2003
                                                   ----        ----

                         Federal-current           $  -        $  -
                         State-current                1           2
                                                   ----        ----
                                                   $  1        $  2
                                                   ====        ====

          The income tax expense for the year ended December 31, 2004 and 2003 is different from the amount computed by multiplying total earnings before income taxes by the statutory Federal income tax rate of 34%. The reasons for this difference and the related tax effect are as follows (in 000's):

                                                       2004        2003
                                                       ----        ----

     Loss before income taxes                       ($   305)    ($   328)
     Statutory federal income tax rate                    34%          34%
                                                     -------      -------
     Expected income tax benefit                    (    104)    (    112)
     Increase in valuation allowance                     104          112
     Other, net                                            1            2
                                                     -------      -------
     Provision for income tax                        $     1      $     2
                                                     =======      =======

     Deferred income taxes reflect the net effects of (a) temporary differences between the carrying amounts of assets and liabilities for financial statement purposes and the amounts used for income tax purposes, and (b) operating loss and tax credit carryforwards.

                                  CORTECH, INC.
                          NOTES TO FINANCIAL STATEMENTS

                     Years Ended December 31, 2004 and 2003

          The tax effect of significant items comprising the Company's net deferred tax asset as of December 31, 2004 are as follows (in 000's):

          Net operating loss carryforwards                         $ 29,357
          Research and development and other credits                  2,957
                                                                   --------
                                                                     32,314
          Valuation allowance                                     (  32,314)
                                                                   --------
          Net deferred tax asset                                   $      -
                                                                   ========

          Management believes the deferred tax assets as of December 31, 2004 do not satisfy the realization criteria set forth in SFAS No. 109 and has recorded a valuation allowance for the entire net tax asset. By recording a valuation allowance for the entire amount of future tax benefits, the Company has not recognized a deferred tax benefit for income taxes in its statements of operations.

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

5.   Legal Proceedings
     -----------------

     Arbitrations
     ------------

          Subsequent to March 31, 2001, disagreements arose between Cortech and Ono Pharmaceutical Co., Ltd. ("Ono") as to the status of Ono's license rights under an agreement executed in 1999 (the "1999 Agreement"). On August 7, 2001, Cortech filed a Demand for Arbitration with the American Arbitration Association against Ono seeking resolution of the dispute. The arbitration concluded in August 2002, purportedly resolving any questions concerning the ownership of Cortech's intellectual property and Ono's development rights.

                                  CORTECH, INC.
                          NOTES TO FINANCIAL STATEMENTS

                     Years Ended December 31, 2004 and 2003

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

     Settlement and Termination
     --------------------------

          On March 19, 2004 Cortech signed an Assignment, Termination and Settlement Agreement with Ono. Under the Agreement, Ono assigned to Cortech all pharmaceutical compounds and intellectual property rights that Ono acquired under the 1999 Agreement, including all technical and clinical information related to the pharmaceutical compounds. Moreover, Ono agreed to pay, and did pay, outstanding patent prosecution expenses. Cortech and Ono settled the pending arbitration in its entirety. Both parties terminated the 1999 Agreement, with all of Ono's rights under the 1999 Agreement reverting to Cortech. Ono's confidentiality obligations survived the termination of the 1999 Agreement.

                                  CORTECH, INC.
                          NOTES TO FINANCIAL STATEMENTS

                     Years Ended December 31, 2004 and 2003


6.   Related Party Transactions
     --------------------------

          A management fee of $15,000 per month is paid to Asset Value Fund Limited Partnership ("AVF") for management services performed for the Company. Management services include, among other things, SEC filings, negotiation, evaluating merger and acquisition proposals, licensing, accounting and shareholder relations. The Company believes that the management fee is less than the cost for the Company to perform these services. AVF is the beneficial owner of approximately 50.06% of the Company's Common Stock at December 31, 2004.

Item 8.  -  CHANGES  IN  AND DISAGREEMENTS  WITH ACCOUNTANTS  ON  ACCOUNTING AND
-------     --------------------------------------------------------------------
            FINANCIAL DISCLOSURE
            --------------------

(a)  Previous independent registered public accounting firm

     (i) On January 20, 2005, Cortech, Inc. (the "Registrant") dismissed PricewaterhouseCoopers LLP as its independent registered public accounting firm. The Audit Committee and Board of Directors participated in and approved the decision to change independent registered public accounting firms.

     (ii) The reports of PricewaterhouseCoopers LLP on the financial statements for each of the two years in the period ended December 31, 2003 contained no adverse opinion or disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope or accounting principle.

     (iii)During each of the two years in the period ended December 31, 2003 and through January 20, 2005, there have been no disagreements with PricewaterhouseCoopers LLP on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements if not resolved to the satisfaction of PricewaterhouseCoopers LLP would have caused them to make reference thereto in their reports on the financial statements for such years.

     (iv) During each of the two years in the period ended December 31, 2003 and through January 20, 2005, there have been no reportable events (as defined in Regulation S-B 304 (a) (1) (iv)).

     (v) The Registrant has requested that PricewaterhouseCoopers LLP furnish it with a letter addressed to the SEC stating whether or not it agrees with the above statements. A copy of such letter, dated January 26, 2005, was filed as Exhibit 16 to Form 8-K filed on January 26, 2005.

(b)  New independent registered public accounting firm

     (i) The Registrant engaged Amper, Politziner & Mattia, P.C. as its new independent registered public accounting firm on January 20, 2005. During the two most recent fiscal years and through January 20, 2005, the Registrant has not consulted with Amper, Politziner & Mattia P.C. concerning any matter referred to under paragraph (i) or (ii) of Item 304 (a)(2) of Regulation S-B.

Item 8A.  -  CONTROLS AND PROCEDURES
-------      -----------------------

     As of the end of the period covered by this report, the Company carried out, under the supervision and with the participation of the Company's management, including its Chief Executive Officer and Chief Financial Officer, an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the design and operation of these disclosure controls and procedures are effective. There were no significant changes in the Company's internal controls over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934) during the quarter ended December 31, 2004 that have materially affected or are reasonably likely to materially affect the Company's internal control over financial reporting.

Compliance with Section 404 of Sarbanes-Oxley Act
-------------------------------------------------

     In order to achieve compliance with Section 404 of the Sarbanes-Oxley Act of 2002 (the "Act") by December 31, 2006, the Company expects to begin, in fiscal 2005, the system and process documentation and evaluation needed to comply with Section 404. The Company believes this process for documenting, evaluating and monitoring its internal control over financial reporting is consistent with the objectives of Section 404 of the Act.

                                    PART III
                                    --------

ITEM 9.  -  DIRECTORS,  EXECUTIVE  OFFICERS,  PROMOTERS   AND  CONTROL  PERSONS;
-------     --------------------------------------------------------------------
            COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT
            -------------------------------------------------

     The information required under this item is incorporated by reference from Cortech's 2005 Proxy Statement for its Annual Meeting of Stockholders to be held on May 17, 2005 (the "2005 Proxy Statement).

ITEM 10. -  EXECUTIVE COMPENSATION
--------    ----------------------

     The information required under this item is incorporated by reference from Cortech's 2005 Proxy Statement.

ITEM 11. -  SECURITY  OWNERSHIP OF  CERTAIN  BENEFICIAL  OWNERS  AND  MANAGEMENT
--------    --------------------------------------------------------------------
            AND RELATED STOCKHOLDER MATTERS
            -------------------------------

     The information required under this item is incorporated by reference from Cortech's 2005 Proxy Statement.

ITEM 12. -  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
--------    ----------------------------------------------

     The information required under this item is incorporated by reference from Cortech's 2005 Proxy Statement.

Item 14. -  PRINCIPAL ACCOUNTANT FEES AND SERVICES
--------    --------------------------------------

     The information required under this item is incorporated by reference from Cortech's 2005 Proxy Statement.
















                                     III-1

                                    PART III
                                    --------

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

4.2 Specimen certificate for the Common Stock of Cortech, Inc.(1)

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

10.42 1993 Employee Stock Purchase Plan of the Company, as amended.(3)**

10.43 1993 Equity Incentive Plan of the Company, as amended.(10)**

10.47             Executive Officers' Severance Benefit Plan.(7)**

10.55             Amendment No. 1 To Executive Officers' Severance
                  Benefit Plan.(7)**

10.97             Form of Option Agreement for Directors' Non-Plan
                  Options.(10)**



                                     III-2

Exhibit
Number            Description of Document
------            -----------------------

23    (a)         Consent of Amper, Politziner & Mattia, P.C.

      (b)         Consent of PricewaterhouseCoopers LLP

31.1 Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002***

31.2 Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002***

32 Certification pursuant to Section 906 of the Sarbanes Oxley Act of 2002***



Reports on Form 8-K
-------------------

     None




























                                     III-3

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

(5)  Intentionally left blank.

(6) Filed as an exhibit to Cortech Inc.'s annual report on Form 10-K for the year ended December 31, 1995, and incorporated herein by reference.

(7) Filed as an exhibit to Cortech, Inc.'s annual report on Form 10-K for the year ended December 31, 1996, and incorporated herein by reference.

(8)  Intentionally left blank.

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

*    Subject to Confidential Treatment Order.
**   Compensatory Plan.
***  Filed herewith.









                                     III-4

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                                CORTECH, INC.

        March 31, 2005                              By: /s/ Paul O. Koether
                                                        -----------------------
                                                        Paul O. Koether
                                                        Chairman, President and
                                                        Chief Executive Officer


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities and on the dates indicated.

     Signature                           Capacity                      Date
------------------------       ----------------------------      ---------------


/s/ Paul O. Koether            Chairman, President                March 31, 2005
------------------------       and Chief Executive Officer
Paul O. Koether                (Principal Executive Officer)


/s/ Sue Ann Merrill            Chief Financial Officer,           March 31, 2005
------------------------       Treasurer and Secretary
Sue Ann Merrill                (Principal Financial and
                               Accounting Officer)


/s/ Diarmuid Boran             Director                           March 31, 2005
------------------------
Diarmuid Boran


/s/ James L. Bicksler          Director                           March 31, 2005
------------------------
James L. Bicksler


/s/ Sheri Perge Stettner       Director                           March 31, 2005
------------------------
Sheri Perge Stettner


/s/ Qun Yi Zheng               Director                           March 31, 2005
------------------------
Qun Yi Zheng





                                     III-5

                                                                  EXHIBIT 23 (a)



            CONSENT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

We consent to the incorporation by reference in Registration Statements No. 33-60242, 33-87656, 33-95226, and 333-04317 on Form S-8 of Cortech, Inc. of our
report dated March 16, 2005 relating to the financial statements which appear in this Form 10-KSB of Cortech, Inc.





/s/ Amper, Politziner & Mattia P.C.
Edison, New Jersey
March 30, 2005

                                                                  EXHIBIT 23 (b)


                                                      PricewaterhouseCoopers LLP
                                                                400 Campus Drive
                                                                    P.O. Box 988
                                                          Florham Park, NJ 07932
                                                        Telephone (973) 236-4000
                                                        Facsimile (973) 236-5000



            CONSENT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
            --------------------------------------------------------

We hereby consent to the incorporation by reference in the Registration Statement on Form S-8 (Nos. 33-60242, 33-87656, 33-95226 and 333-04317) of
Cortech, Inc. of our report dated February 6, 2004, except for the last paragraphs of Note 5, for which the date is March 19, 2004, relating to the financial statements and financial statement schedules, which appears in this Form 10-KSB.


/s/ PricewaterhouseCoopers LLP

Florham Park, NJ
March 30, 2005

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

4. The small business issuer's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the small business issuer and have:

     a) designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the small business issuer, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

     b) evaluated the effectiveness of the small business issuer's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

     c) disclosed in this report any change in the small business issuer's internal control over financial reporting that occurred during the small business issuer's most recent fiscal quarter (the small business issuer's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the small business issuer's internal control over financial reporting; and

5. The small business issuer's other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the small business issuer's auditors and the audit committee of small business issuer's board of directors (or persons performing the equivalent functions):

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


March 31, 2005                                      /s/ PAUL O. KOETHER
                                                    ----------------------------
                                                    Paul O. Koether
                                                    Chairman, President and
                                                    Chief Executive Officer

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

4. The small business issuer's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the small business issuer and have:

     a) designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the small business issuer, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

     b) evaluated the effectiveness of the small business issuer's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

     c) disclosed in this report any change in the small business issuer's internal control over financial reporting that occurred during the small business issuer's most recent fiscal quarter (the small business issuer's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the small business issuer's internal control over financial reporting; and

5. The small business issuer's other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the small business issuer's auditors and the audit committee of small business issuer's board of directors (or persons performing the equivalent functions):

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


March 31, 2005                                         /s/ Sue Ann Merrill
                                                       -------------------------
                                                       Sue Ann Merrill
                                                       Chief Financial Officer

                                                                      Exhibit 32

     CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350 AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


Pursuant to Section 906 of the Public Company Accounting Reform and Investor Protection Act of 2002 (18 U.S.C. 1350, as adopted), Paul O. Koether, the Chairman, President and Chief Executive Officer of Cortech, Inc., (the
"Company"), and Sue Ann Merrill, the Chief Financial Officer, Treasurer and Secretary of the Company each hereby certifies that, to the best of his or her knowledge:

     1. The Company's Annual Report on Form 10-KSB for the period ended December 31, 2004, to which this Certification is attached as Exhibit 32 (the "Annual Report"), fully complies with the requirements of
          Section 13(a) or Section 15(d) of the Securities Exchange Act of 1934, as amended;

          and

     2.   The information  contained in the Annual  Report  fairly presents,  in
          all  material  respects,   the  financial  condition  and  results  of
          operations of the Company.


Dated:   March 31, 2005


/s/ Paul O. Koether
--------------------------------
Paul O. Koether
Chairman, President and
  Chief Executive Officer



/s/ Sue Ann Merrill
--------------------------------
Sue Ann Merrill
Chief Financial Officer,
  Treasurer and Secretary