Form 10QSB
period 2005-03-31
CORTECH INC
filed 2005-05-13
CIK 728478

U.S. SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

       For the quarterly period ended: March 31, 2005
                                       --------------

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

     State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date: As of April 30, 2005, the issuer had 3,595,780 shares of its common stock, par value $.002 per share, outstanding.

     Transitional Small Business Disclosure Format (check one):
                                    Yes      No  X
                                       -----   -----

PART I.    FINANCIAL INFORMATION
-------    ---------------------
ITEM 1.    Financial Statements
-------    --------------------



                                  CORTECH, INC.
                                  BALANCE SHEET
                                 MARCH 31, 2005
                                   (in 000's)
                                   (UNAUDITED)

ASSETS
------

Current assets:
  Cash and cash equivalents                                       $ 11,354
  Other assets                                                          15
                                                                  --------
      Total assets                                                $ 11,369
                                                                  ========

LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------

Current liabilities:
  Accrued liabilities                                             $    148
                                                                  --------

Stockholders' equity:
  Preferred stock, $.002 par value,
    2,000,000 shares authorized,
    none issued                                                          -
  Common stock, $.002 par value;
    5,000,000 shares authorized;
    3,595,780 shares issued and outstanding                              7
  Additional paid-in capital                                        99,445
  Accumulated deficit                                            (  88,231)
                                                                  --------
      Total stockholders' equity                                    11,221
                                                                  --------
      Total liabilities and stockholders' equity                  $ 11,369
                                                                  ========







                 See accompanying notes to financial statements.

                                  CORTECH, INC.
                            STATEMENTS OF OPERATIONS
                      (in 000's, except per share amounts)
                                   (UNAUDITED)


                                                    Three Months Ended
                                                          March 31,
                                                  ----------------------
                                                    2005          2004
                                                  --------      --------

Revenues:
  Interest and other income                       $    64        $    25

Expenses:
  General and administrative                           84            108
                                                  -------        -------

Loss before income taxes                         (     20)      (     83)
Provision for income taxes                              -              1
                                                  -------        -------
Net loss                                         ($    20)      ($    84)
                                                  =======        =======

Basic and diluted net loss per share             ($   .01)      ($   .02)
                                                  =======        =======

Basic and diluted weighted average
  common shares outstanding                         3,596          3,596
                                                  =======        =======

















                 See accompanying notes to financial statements.

                                  CORTECH, INC.
                            STATEMENTS OF CASH FLOWS
                                   (in 000's)
                                   (UNAUDITED)

                                                     Three Months Ended
                                                           March 31,
                                                  ------------------------
                                                    2005            2004
                                                  --------        --------

Cash flows from operating activities:
  Net loss                                       ($     20)       ($     84)
  Adjustments:
    Change in other assets                       (      13)       (      22)
    Change in accrued liabilities                        5        (      10)
                                                  --------         --------
        Net cash used in operating activities    (      28)       (     116)
                                                  --------         --------

Cash flows from financing activities-
  Repurchase of common stock                             -        (       1)
                                                  --------         --------

Net decrease in cash and cash equivalents        (      28)       (     117)
Cash and cash equivalents at beginning of period    11,382           11,696
                                                  --------         --------
Cash and cash equivalents at end of period        $ 11,354         $ 11,579
                                                  ========         ========

Supplemental disclosure cash flow information:
  Cash paid for income taxes                      $      -         $      1
                                                  ========         ========














                 See accompanying notes to financial statements.

                                  CORTECH, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                   (UNAUDITED)


1.   General
     -------

          The accompanying unaudited financial statements of Cortech, Inc. ("Cortech" or the "Company") as of March 31, 2005 and for the three months ended March 31, 2005 and 2004 reflect all material adjustments consisting of only normal recurring adjustments, which, in the opinion of management, are necessary for a fair presentation of results for the interim periods. Certain information and footnote disclosures required under accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission, although the Company believes that the disclosures are adequate to make the information presented not misleading. These financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2004 as filed with the Securities and Exchange Commission.

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

          The results of operations for the three months ended March 31, 2005 and 2004 are not necessarily indicative of the results to be expected for the entire year or for any other period.

2.   Related Party Transactions
     --------------------------

          A monthly management fee of $15,000 is paid to Asset Value Fund Limited Partnership ("AVF") for management services. These services include, among other things, SEC filings, negotiation, evaluating merger and acquisition proposals, accounting and shareholder relations. The Company believes that the management fee is less than the cost for the Company to perform these services. This arrangement may be terminated at will by either party. AVF is the beneficial owner of approximately 50.06% of the Company's Common Stock. The sole general partner of AVF is Asset Value Management, Inc. ("AVM"), a Delaware Corporation and wholly-owned subsidiary of Kent Financial Services, Inc. ("KENT"), a Delaware

     Corporation. Paul O. Koether, Chairman of the Company is also the Chairman of Kent and the beneficial owner of approximately 54.3% of Kent's outstanding common stock. Sue Ann Merrill, Chief Financial Officer of the Company is also the Chief Financial Officer of Kent.

3.   Common Stock
     ------------

          On October 30, 2000 the Board of Directors approved a stock repurchase program authorizing the Company to repurchase up to 320,000 shares of its Common Stock at prices deemed favorable from time to time in the open market or in privately negotiated transactions subject to market conditions, the Company's financial position and other considerations. As of March 31, 2005, 158,640 shares of Common Stock were repurchased for approximately $557,000. All shares repurchased were returned to the status of authorized but unissued shares.

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

                                                   Three Months Ended
                                                         March 31,
                                                ------------------------
                                                  2005            2004
                                                --------        --------

     Average shares outstanding
       for basic loss per share                   3,596           3,596

     Dilutive effect of stock options                 -               -
                                                 ------          ------

     Average shares outstanding
       for dilutive loss per share                3,596           3,596
                                                 ======          ======

          Excluded from the calculation of diluted loss per share for the three months ended March 31, 2005 and 2004 are 366,210 and 478,036 common stock options, respectively, which, if included would have an anti-dilutive effect.

5.   Recent Accounting Standards
     ---------------------------

          In December 2004, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 123 (revised 2004), "Share-Based Payment" ("SFAS 123R"). SFAS 123R addresses the accounting for share-based payments to employees, including grants of employee stock options. Under the new standard, companies will no longer be able to account for share-based compensation transactions using the intrinsic method in accordance with APB Opinion No. 25, "Accounting for Stock Issued to Employees". Instead, companies will be required to account for such transactions using a fair-value method and recognize the related expense associated with share-based payments in the consolidated statement of operations. SFAS 123R will be effective as of the beginning of the first fiscal year beginning after June 15, 2005. The Company is currently assessing the impact that SFAS 123R will have on the results of operations, financial positions and cash flows.

ITEM 2.    Management's  Discussion and  Analysis  of  Financial  Condition  and
-------    ---------------------------------------------------------------------
           Results of Operations
           ---------------------

     The following discussion and analysis should be read in conjunction with Cortech's Annual Report on Form 10-KSB for the fiscal year ended December 31, 2004 as well as the Company's financial statements and notes thereto included elsewhere in this Quarterly Report on Form 10-QSB. When used in this discussion, the word "expects" and similar expressions are intended to identify forward-looking statements. Such statements are subject to risks and uncertainties that could cause actual results to differ materially from those projected. The forward-looking statements contained herein speak only as of the date hereof. The Company expressly disclaims any obligation or undertaking to release publicly any updates or revisions to any forward-looking statements contained herein to reflect any change in the Company's expectations with regard thereto or any change in events, conditions or circumstances on which any such statement is based.

General
-------

     Until 1998, Cortech operated as a biopharmaceutical company whose research and development efforts focused primarily on bradykinin antagonists and protease inhibitors. Those efforts produced a technology portfolio which may have potential therapeutic application across a broad range of medical conditions. However, the Company is not presently engaged in, nor has any present intention to engage in, any efforts to further develop or commercialize its technology portfolio.

     Currently, the Company is seeking to redeploy its assets into an operating business and is not otherwise engaged in any business activities.

Results of Operations
---------------------

     Cortech had a net loss of $20,000, or $.01 basic and fully diluted loss per share, for the three months ended March 31, 2005, compared to a net loss of $84,000, or $.02 basic and fully diluted loss per share, for the same period of 2004.

Revenues
--------

     Interest income was $64,000 and $25,000 for the three months ended March 31, 2005 and 2004, respectively. Higher yields on investments was the reason for the increase.

Expenses
--------

     General and administrative expenses were $84,000 in the three months ended March 31, 2005 compared to $108,000 in the three months ended March 31, 2004, a decrease of $24,000. This decrease was due principally to lower legal fees incurred in connection with the Company's patent portfolio.

Liquidity and Capital Resources
-------------------------------

     At March 31, 2005, the Company had cash and cash equivalents of approximately $11.4 million. Cash equivalents of $11.1 million consisted of U.S. Treasury Bills with an original maturity of three months or less with yields of approximately 2.8%. Working capital at March 31, 2005 was approximately $11.2 million. Management believes its cash and cash equivalents are sufficient for its operations for the next twelve months and for the costs of seeking an acquisition of an operating business.

     Net cash of $28,000 was used in operations for the quarter ended March 31, 2005, compared to net cash used in operations of $116,000 for the quarter ended March 31, 2004. For 2005, cash flows from the net loss of $20,000 and the increase in other assets of $13,000 were the primary reasons for the cash used in operations. For 2004, cash flows from the net loss of $84,000 and the increase in other assets of $22,000 were the primary reasons for the cash used in operations.

Factors Which May Affect Future Results
---------------------------------------

     Future earnings of the Company are dependent on interest rates earned on the Company's invested balances and expenses incurred.

Other Disclosures - Related Party Transactions
----------------------------------------------

     A monthly management fee of $15,000 is paid to Asset Value Fund Limited Partnership ("AVF") for management services. These services include, among other things, SEC filings, negotiation, evaluating merger and acquisition proposals, accounting and shareholder relations. The Company believes that the management fee is less than the cost for the Company to perform these services. This arrangement may be terminated at will by either party. AVF is the beneficial owner of approximately 50.06% of the Company's Common Stock. The sole general partner of AVF is Asset Value Management, Inc. ("AVM"), a Delaware Corporation and wholly-owned subsidiary of Kent Financial Services, Inc. ("KENT"), a Delaware Corporation. Paul O. Koether, Chairman of the Company is also the Chairman of Kent and the beneficial owner of approximately 54.3% of Kent's outstanding common stock. Sue Ann Merrill, Chief Financial Officer of the Company is also the Chief Financial Officer of Kent.

Off-Balance Sheet Arrangements
------------------------------

     The Company has no off-balance sheet arrangements.

Item 3.    Controls and Procedures
-------    -----------------------

     As of the end of the period covered by this report, the Company carried out, under the supervision and with the participation of the Company's management, including its Chief Executive Officer and Chief Financial Officer, an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the design and operation of these disclosure controls and procedures are effective. There was no change in the Company's internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Securities Exchange Act of
1934) during the quarter ended March 31, 2005 that has materially affected or is reasonably likely to materially affect the Company's internal control over financial reporting.

Compliance with Section 404 of Sarbanes-Oxley Act
-------------------------------------------------

     In order to achieve compliance with Section 404 of the Sarbanes-Oxley Act of 2002 (the "Act") by December 31, 2006, the Company expects to begin, in fiscal 2005, the system and process documentation and evaluation needed to comply with Section 404.

PART II.    OTHER INFORMATION
--------    -----------------
ITEM 1.     Legal Proceedings
--------    -----------------

     None.

ITEM 2.     Unregistered Sale of Equity Securities and Use of Proceeds
-------     ----------------------------------------------------------

Purchase of Equity Securities
-----------------------------

     In October 2000, the Board of Directors approved a stock repurchase program authorizing the Company to repurchase up to 320,000 shares of its common stock. This program has no expiration date. No shares were acquired in the quarter ended March 31, 2005.

ITEM 3.     Defaults Upon Senior Securities
-------     -------------------------------

     None.

ITEM 4.     Submission of Matters to a Vote of Security Holders
-------     ---------------------------------------------------

     None.

ITEM 5.     Other Information
-------     -----------------

     None.

ITEM 6.     Exhibits and Reports on Form 8-K
-------     --------------------------------

(a)         Exhibits
            --------

  3.1 (a) Certificate of Incorporation of Cortech, Inc. as amended.(1)
      (b)   Certificate of Amendment of Certificate of
            Incorporated of Cortech, Inc.(2)

  3.3       Certificate of Designation for Series A Junior
            Participating Preferred Stock.(3)

  3.4       Amended and Restated ByLaws of Cortech, Inc.(4)

 31.1 Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 ***

 31.2 Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 ***

 32 Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 ***

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


***  Filed herewith.

                                   SIGNATURES

     In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                    CORTECH, INC.

Date: May 13, 2005                  By:   /s/ Sue Ann Merrill
                                          --------------------------------------
                                          Sue Ann Merrill
                                          Chief Financial Officer, Treasurer
                                          and Secretary
                                          (Principal Accounting and Financial
                                          Officer and officer duly authorized to
                                          sign on behalf of the small business
                                          issuer)

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


May 13, 2005                                         /s/ Paul O. Koether
                                                     ---------------------------
                                                     Paul O. Koether
                                                     Chairman, President and
                                                     Chief Executive Officer

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


May 13, 2005                                         /s/ Sue Ann Merrill
                                                     ---------------------------
                                                     Sue Ann Merrill
                                                     Chief Financial Officer

                                                                     Exhibit 32

     CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350 AS ADOPTED PURSUANT TO
                 SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


Pursuant to Section 906 of the Public Company Accounting Reform and Investor Protection Act of 2002 (18 U.S.C. 1350, as adopted), Paul O. Koether, the Chairman, President and Chief Executive Officer of Cortech, Inc., (the
"Company"), and Sue Ann Merrill, the Chief Financial Officer, Treasurer and Secretary of the Company each hereby certifies that, to the best of his or her knowledge:

     1. The Company's Quarterly Report on Form 10-QSB for the period ended March 31, 2005, to which this Certification is attached as Exhibit 32 (the "Annual Report"), fully complies with the requirements of Section 13(a) or Section 15(d) of the Securities Exchange Act of 1934, as amended;

     and

     2. The information contained in the Annual Report fairly presents, in all material respects, the financial condition and results of operations of the Company.


Dated:   May 13, 2005


/s/ Paul O. Koether
-----------------------------------
Paul O. Koether
Chairman, President and
  Chief Executive Officer



/s/ Sue Ann Merrill
-----------------------------------
Sue Ann Merrill
Chief Financial Officer,
  Treasurer and Secretary