Form 10QSB
period 2005-06-30
CORTECH INC
filed 2005-08-15
CIK 728478

U.S. SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the quarterly period ended: June 30, 2005
                                      -------------

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of July 31, 2005, the issuer had 3,595,780 shares of its common stock, par value $.002 per share, outstanding.

Transitional Small Business Disclosure Format (check one):
                                 Yes      No  X
                                    -----   -----

PART I.  -  FINANCIAL INFORMATION
-------     ---------------------
ITEM 1.  -  Financial Statements
-------     --------------------

                                  CORTECH, INC.
                             CONDENSED BALANCE SHEET
                                  JUNE 30, 2005
                                 ($000 Omitted)
                                   (UNAUDITED)

ASSETS
------

Current assets:
  Cash and cash equivalents                                           $ 11,311
  Other assets                                                              13
                                                                      --------
    Total assets                                                      $ 11,324
                                                                      ========

LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------

Current liabilities:
  Accrued liabilities                                                 $    123
                                                                      --------

Stockholders' equity:
  Preferred stock, $.002 par value;
   2,000,000 shares authorized;
   none issued                                                               -
  Common stock, $.002 par value;
    5,000,000 shares authorized;
    3,595,780 shares issued and outstanding                                  7
  Additional paid-in capital                                            99,445
  Accumulated deficit                                                (  88,251)
                                                                      --------
    Total stockholders' equity                                          11,201
                                                                      --------
    Total liabilities and stockholders' equity                        $ 11,324
                                                                      ========










            See accompanying notes to condensed financial statements.

                                  CORTECH, INC.
                       CONDENSED STATEMENTS OF OPERATIONS
                      ($000 Omitted, except per share data)
                                   (UNAUDITED)


                                                       Three Months Ended
                                                             June 30,
                                                     ----------------------
                                                       2005          2004
                                                     --------      --------

Revenues:
  Interest and other income                          $    77        $    28

Expenses:
  General and administrative                              96            154
                                                     -------        -------

Loss before income taxes                            (     19)      (    126)
Provision for income taxes                                 1              -
                                                     -------        -------
Net loss                                            ($    20)      ($   126)
                                                     =======        =======

Basic and diluted net loss per share                ($   .01)      ($   .04)
                                                     =======        =======

Basic and diluted weighted average
  common shares outstanding (in 000's)                 3,596          3,596
                                                     =======        =======














            See accompanying notes to condensed financial statements.

                                  CORTECH, INC.
                       CONDENSED STATEMENTS OF OPERATIONS
                      ($000 Omitted, except per share data)
                                   (UNAUDITED)


                                                          Six Months Ended
                                                               June 30,
                                                        --------------------
                                                          2005        2004
                                                        --------    --------

Revenues:
  Interest and other income                              $   141     $    52

Expenses:
  General and administrative                                 180         261
                                                         -------     -------

Loss before income taxes                                (     39)   (    209)
Provision for income taxes                                     1           1
                                                         -------     -------
Net loss                                                ($    40)   ($   210)
                                                         =======     =======

Basic and diluted net loss per share                    ($   .01)   ($   .06)
                                                         =======     =======

Basic and diluted weighted average
  common shares outstanding (in 000's)                     3,596       3,596
                                                         =======     =======
















            See accompanying notes to condensed financial statements.

                                  CORTECH, INC.
                       CONDENSED STATEMENTS OF CASH FLOWS
                                 ($000 Omitted)
                                   (UNAUDITED)



                                                         Six Months Ended
                                                              June 30,
                                                       --------------------
                                                         2005        2004
                                                       --------    --------

Cash flows from operating activities:
  Net loss                                            ($     40)  ($    210)
  Adjustments:
    Change in other assets                            (      11)  (       3)
    Change in accrued liabilities                     (      20)  (      27)
                                                       --------    --------
        Net cash used in operating activities         (      71)  (     240)
                                                       --------    --------

Cash flows from financing activities -
  Repurchase of common stock                                  -   (       1)
                                                       --------    --------

Net decrease in cash and cash equivalents             (      71)  (     241)
Cash and cash equivalents at beginning of period         11,382      11,696
                                                       --------    --------
Cash and cash equivalents at end of period             $ 11,311    $ 11,455
                                                       ========    ========


Supplemental disclosure of cash flow information:
  Cash paid for income taxes                           $      1    $      1
                                                       ========    ========














            See accompanying notes to condensed financial statements.

                                  CORTECH, INC.
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (UNAUDITED)

1.   General
     -------

          The accompanying unaudited financial statements of Cortech, Inc. ("Cortech" or the "Company") as of June 30, 2005 and for the three and six months ended June 30, 2005 and 2004 reflect all material adjustments consisting of only normal recurring adjustments, which, in the opinion of management, are necessary for a fair presentation of results for the interim periods. Certain information and footnote disclosures required under accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission, although the Company believes that the disclosures are adequate to make the information presented not misleading. These financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 2004, as filed with the Securities and Exchange Commission.

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

          The results of operations for the three and six months ended June 30, 2005 and 2004 are not necessarily indicative of the results to be expected for the entire year or for any other period.

2.   Related Party Transactions
     --------------------------

          A monthly management fee of $15,000 is paid to Asset Value Fund Limited Partnership ("AVF") for management services. These services include, among other things, SEC filings, evaluating merger and acquisition proposals, accounting and shareholder relations. The Company believes that the management fee is less than the cost for the Company to perform these services. This arrangement may be terminated at will by either party. AVF is the beneficial owner of approximately 50.06% of the Company's Common Stock. The sole general partner of AVF is Asset Value Management, Inc. ("AVM"), a Delaware Corporation and a wholly-owned subsidiary of Kent Financial Services, Inc. ("KENT"), a Delaware Corporation. Paul O. Koether, Chairman of the Company is also the Chairman of Kent and the beneficial owner of approximately 54.7% of Kent's outstanding common stock. Sue Ann Merrill, Chief Financial Officer of the Company is also the Chief Financial Officer of Kent.

3.   Common Stock
     ------------

          In October 2000, the Board of Directors approved a stock repurchase program authorizing the Company to repurchase up to 320,000 shares of its Common Stock at prices deemed favorable from time to time in the open market or in privately negotiated transactions subject to market conditions, the Company's financial position and other considerations. As of June 30, 2005, 158,640 shares of Common Stock have been repurchased under this plan for approximately $557,000. All shares repurchased were returned to the status of authorized but unissued shares. No shares of Common Stock were repurchased in the second quarter of 2005.

4.   Basic and Diluted Net Loss Per Share
     ------------------------------------

          Basic loss per share is computed by dividing the net loss by the weighted-average number of common shares outstanding. Diluted net loss per share is computed by dividing the net loss by the sum of the weighted-average number of common shares outstanding plus the dilutive effect of shares issuable through the exercise of stock options.

          The shares used for basic loss per share and diluted loss per share are reconciled below (in 000's).

                                     Three Months Ended        Six Months Ended
                                           June 30,                June 30,
                                     ------------------       ------------------
                                     2005          2004       2005          2004
                                     ----          ----       ----          ----

   Average shares outstanding for
    basic loss per share             3,596         3,596      3,596        3,596

   Dilutive effect of stock options      -             -          -            -
                                     -----         -----      -----        -----
   Average shares outstanding for
    dilutive loss per share          3,596         3,596      3,596        3,596
                                     =====         =====      =====        =====

          Excluded from the calculation of diluted loss per share for the three and six months ended June 30, 2005 and 2004 are 365,881 and 478,036 common stock options, respectively, which if included, would have an anti-dilutive effect.

5.   Recent Accounting Standards
     ---------------------------

          In May 2005, the Financial Accounting Standards Board ("FASB") issued Statement 154, "Accounting Changes and Error Corrections, a replacement of APB Opinion No. 20 and FASB Statement No. 3." The standard requires retrospective application to prior periods' financial statements of a voluntary change in accounting principle unless it is deemed impracticable. The standard states that a change in method of depreciation, amortization or depletion for long-lived, non-financial assets be accounted for as a change in accounting estimate that is affected by a change in accounting principle. The standard is effective for accounting changes and corrections of errors made occurring in fiscal years beginning after December 15, 2005. The adoption of Statement of Financial Accounting Standards ("SFAS") No.

     154 is not expected to have a material impact on the Company's financial position or results of operations.

          In  December   2004,   the  FASB   issued   Statement   123   (revised
     2004),"Share-Based Payment (SFAS 123R)." The standard eliminates the disclosure-only election under the prior SFAS 123 and requires the recognition of compensation expense for stock options and other forms of equity compensation based on the fair value of the instruments on the date of grant. The standard is effective for fiscal years beginning after June 15, 2005. The Company is currently assessing the impact that SFAS 123R will have on the results of operations and financial position.

6.   Subsequent Event
     ----------------

          On July 22, 2005, the Company received notice from The Nasdaq Stock Market, Listing Qualifications Department, that the staff had determined that the Company's securities would be delisted from The Nasdaq SmallCap Market. The Company's securities were delisted at the opening of business on August 2, 2005. The Company did not appeal the staff's determination.

          The staff's determination, by letter dated July 22, 2005, was based on Nasdaq Marketplace Rules 4300 and 4330(a)(3), which provides generally that Nasdaq may apply more stringent criteria to preserve and strengthen the quality and integrity of the Nasdaq Stock Market and which gives Nasdaq discretionary authority over continued inclusion of securities in The Nasdaq Stock Market. The staff stated its belief that the company does not have an operating business and that the company is a public shell.

          As of August 2, 2005, the Company's common stock is quoted on The Pink Sheets.

ITEM 2.       Management's  Discussion  and  Analysis   of  Financial  Condition
-------       ------------------------------------------------------------------
              and Results of Operations
              -------------------------

     The following discussion and analysis should be read in conjunction with the Annual Report on Form 10-KSB for the fiscal year ended December 31, 2004, of Cortech, Inc. ("Cortech" or the "Company") as well as the Company's financial statements and notes thereto included elsewhere in this Quarterly Report on Form 10-QSB. When used in this discussion, the word "expects" and similar expressions are intended to identify forward-looking statements. Such statements are subject to risks and uncertainties that could cause actual results to differ materially from those projected. The forward-looking statements contained herein speak only as of the date hereof. The Company expressly disclaims any obligation or undertaking to release publicly any updates or revisions to any forward-looking statements contained herein to reflect any change in the Company's expectations with regard thereto or any change in events, conditions or circumstances on which any such statement is based.

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

Results of Operations
---------------------

     Cortech had a net loss of $20,000, or $.01 basic and fully diluted loss per share, for the quarter ended June 30, 2005, compared to a net loss of $126,000, or $.04 basic and fully diluted loss per share, for the same period in 2004. For the six months ended June 30, 2005, Cortech had a net loss of $40,000, or $.01 basic and fully diluted loss per share, compared to a net loss of $210,000, or $.06 basic and fully diluted loss per share, for the same period in 2004.

Revenues
--------

     Interest income increased to $77,000 and $141,000 for the three and six months ended June 30, 2005, respectively, from $28,000 and $52,000 for the same periods in 2004, due to higher yields on investments.

Expenses
--------

     General and administrative expenses decreased to $96,000 and $180,000 for the three and six months ended June 30, 2005, respectively, from $154,000 and $261,000 for the same periods in 2004, due principally to lower legal fees incurred in connection with the Company's patent portfolio.

Liquidity and Capital Resources
-------------------------------

     At June 30, 2005, the Company had cash and cash equivalents of approximately $11.3 million. Cash equivalents of $11.2 million consisted of U.S. treasury bills with original maturities of three months or less and yields ranging between 2.57% and 3.03%. Working capital at June 30, 2005 was $11.2 million. Management believes its cash and cash equivalents are sufficient for its remaining business activities for the next twelve months and for the costs of seeking an acquisition of an operating business.

     Net cash of $71,000 was used in operations for the six months ended June 30, 2005, compared to net cash used in operations of $240,000 for the six months ended June 30, 2004. For the 2005 period, the net loss of $40,000, combined with a decrease in accrued liabilities of $20,000 and an increase in other assets of $11,000, accounted for the cash used in operations. For the 2004 period, the net loss of $210,000, combined with a decrease in accrued liabilities of $27,000 and an increase in other assets of $3,000, accounted for the cash used in operations.

Factors Which May Affect Future Results
---------------------------------------

     Future earnings of the Company are dependent on interest rates earned on the Company's invested balances and expenses incurred.

Other Disclosures - Related Party Transactions
----------------------------------------------

     The Company pays a monthly management fee of $15,000 to Asset Value Fund Limited Partnership ("AVF") for management services. These services include, among other things, SEC filings, evaluating merger and acquisition proposals, accounting and shareholder relations. The Company believes that the management fee is less than the cost for the Company to perform these services. This arrangement may be terminated at will by either party. AVF is the beneficial owner of approximately 50.06% of the Company's Common Stock. The sole general partner of AVF is Asset Value Management, Inc. ("AVM"), a Delaware Corporation and wholly-owned subsidiary of Kent Financial Services, Inc. ("KENT"), a Delaware Corporation. Paul O. Koether, Chairman of the Company is also the Chairman of Kent and the beneficial owner of approximately 54.7% of Kent's outstanding common stock. Sue Ann Merrill, Chief Financial Officer of the Company is also the Chief Financial Officer of Kent.

Off-Balance Sheet Arrangements
------------------------------

     The Company has no off-balance sheet arrangements.

Subsequent Event
----------------

     On July 22, 2005, the Company received notice from The Nasdaq Stock Market, Listing Qualifications Department, that the staff had determined that the Company's securities would be delisted from The Nasdaq SmallCap Market. The Company's securities were delisted at the opening of business on August 2, 2005. The Company did not appeal the staff's determination.

     The staff's determination, by letter dated July 22, 2005, was based on Nasdaq Marketplace Rules 4300 and 4330(a)(3), which provides generally that Nasdaq may apply more stringent criteria to preserve and strengthen the quality and integrity of the Nasdaq Stock Market and which gives Nasdaq discretionary authority over continued inclusion of securities in The Nasdaq Stock Market. The staff stated its belief that the company does not have an operating business and that the company is a public shell.

     As of August 2, 2005, the Company's common stock is quoted on The Pink Sheets.

Item 3.  Controls and Procedures
-------  -----------------------

     As of the end of the period covered by this report, the Company carried out, under the supervision and with the participation of the Company's management, including its Chief Executive Officer and Chief Financial Officer, an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the design and operation of these disclosure controls and procedures are effective. There was no change in the Company's internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Securities Exchange Act of
1934) during the quarter ended June 30, 2005, that has materially affected or is reasonably likely to materially affect the Company's internal control over financial reporting.

Compliance with Section 404 of Sarbanes-Oxley Act
-------------------------------------------------

     In order to achieve compliance with Section 404 of the Sarbanes-Oxley Act of 2002 (the "Act") by December 31, 2006, the Company expects to begin, in the fourth quarter of 2005, the system and process documentation and evaluation needed to comply with Section 404.

PART II.   OTHER INFORMATION
-------    -----------------
ITEM 1.    Legal Proceedings
-------    -----------------

None.

ITEM 2.    Unregistered Sale of Equity Securities and Use of Proceeds
-------    ----------------------------------------------------------

Purchase of Equity Securities
-----------------------------

     In October 2000, the Board of Directors approved a stock repurchase program authorizing the Company to repurchase up to 320,000 shares of its common stock. This program has no expiration date. No shares were acquired in the quarter ended June 30, 2005.

ITEM 3.    Defaults Upon Senior Securities
-------    -------------------------------

     None.

ITEM 4.    Submission of Matters to a Vote of Security Holders
-------    ---------------------------------------------------

     The Company held its 2005 Annual Meeting of Stockholders on May 17, 2005. Five Directors were elected. The following is a vote tabulation for the nominees:

            NOMINEE                     FOR                  WITHHELD
            -------                     ---                  --------

        Paul O. Koether              3,097,718                 5,462
        James L. Bicksler, Ph.D.     3,097,620                 5,560
        Diarmuid F. Boran            3,096,746                 6,434
        Rocco Mastrodomenico         3,097,564                 5,616
        Qun Yi Zheng, Ph.D.          3,097,664                 5,516

     The shareholders also voted to ratify the selection of Amper, Politziner & Mattia, P.C. as Independent Registered Public Accounting Firm of the Company for the year ended December 31, 2005. The following is a vote tabulation for the ratification.

              FOR                    AGAINST                 WITHHELD
              ---                    -------                 --------

            3,100,172                 1,974                    1,034

ITEM 5.    Other Information
-------    -----------------

     None.

ITEM 6.    Exhibits
-------    --------

(a)        Exhibits
           --------

  3.1 (a) Certificate of Incorporation of Cortech, Inc. as amended.(1)
      (b)  Certificate of Amendment of Certificate of
           Incorporation of Cortech, Inc.(2)

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

(2) Filed as an exhibit to the Company's annual report on Form 10-K for the year ended December 31, 1998, and incorporated herein by reference.

(3) Filed as an exhibit to the Company's annual report on Form 10-K for the year ended December 31, 1995, and incorporated herein by reference.

(4) Filed as an exhibit to the Company's Registration Statement on Form S-8, filed February 17, 1998, file number 33-46445, or amendments thereto and incorporated herein by reference.

***      Filed herewith.

                                   SIGNATURES

     In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    CORTECH, INC.

Date: August 15, 2005               By: /s/ Sue Ann Merrill
                                        -------------------------------
                                    Sue Ann Merrill
                                    Chief Financial Officer, Treasurer
                                     and Secretary
                                     (Principal Accounting and Financial
                                     Officer and officer duly authorized to
                                     sign on behalf of the small business
                                     issuer)

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

August 15, 2005                                /s/ Paul O. Koether
                                               -------------------------------
                                               Paul O. Koether
                                               Chairman, President and
                                               Chief Executive Officer

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


August 15, 2005                                /s/ Sue Ann Merrill
                                               --------------------------------
                                               Sue Ann Merrill
                                               Chief Financial Officer

                                                                     Exhibit 32

     CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350 AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


Pursuant to Section 906 of the Public Company Accounting Reform and Investor Protection Act of 2002 (18 U.S.C. 1350, as adopted), Paul O. Koether, the Chairman, President and Chief Executive Officer of Cortech, Inc., (the
"Company"), and Sue Ann Merrill, the Chief Financial Officer, Treasurer and Secretary of the Company each hereby certifies that, to the best of his or her knowledge:

     1. The Company's Quarterly Report on Form 10-QSB for the period ended June 30, 2005, to which this Certification is attached as Exhibit 32 (the "Quarterly Report"), fully complies with the requirements of
          Section 13(a) or Section 15(d) of the Securities Exchange Act of 1934, as amended;

          and

     2.   The information  contained in the Quarterly Report fairly presents, in
          all  material  respects,   the  financial  condition  and  results  of
          operations of the Company.


Dated:   August 15, 2005


/s/ Paul O. Koether
--------------------------------
Paul O. Koether
Chairman, President and
  Chief Executive Officer



/s/ Sue Ann Merrill
--------------------------------
Sue Ann Merrill
Chief Financial Officer,
  Treasurer and Secretary