Form 10QSB
period 2005-09-30
CORTECH INC
filed 2005-11-14
CIK 728478

U.S. SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB
(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the quarterly period ended: September 30, 2005
                                      ------------------

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

                                    Yes  X    No
                                       -----    -----

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
                                    Yes  X    No
                                       -----    -----

                APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                   PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.

                                     Yes      No
                                        -----   -----

                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date: As of October 31, 2005, the issuer had 3,595,780 shares of its common stock, par value $.002 per share, outstanding.

Transitional Small Business Disclosure Format (check one):

                                    Yes       No  X
                                       -----    -----

PART I.  -  FINANCIAL INFORMATION
-------     ---------------------
ITEM 1.  -  Financial Statements
-------     --------------------

                                  CORTECH, INC.
                             CONDENSED BALANCE SHEET
                               SEPTEMBER 30, 2005
                                 ($000 Omitted)
                                   (UNAUDITED)


ASSETS
------

Current assets:
  Cash and cash equivalents                                           $ 11,331
  Other assets                                                               3
                                                                      --------
    Total assets                                                      $ 11,334
                                                                      ========

LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------

Current liabilities:
  Accrued liabilities                                                 $    122

Stockholders' equity:
  Preferred stock, $.002 par value;
   2,000,000 shares authorized;
   none issued                                                               -
  Common stock, $.002 par value;
   5,000,000 shares authorized;
   3,595,780 shares issued and outstanding                                   7
Additional paid-in capital                                              99,445
Accumulated deficit                                                  (  88,240)
                                                                      --------
    Total stockholders' equity                                          11,212
                                                                      --------
    Total liabilities and stockholders' equity                        $ 11,334
                                                                      ========










            See accompanying notes to condensed financial statements.

                                  CORTECH, INC.
                       CONDENSED STATEMENTS OF OPERATIONS
                      ($000 Omitted, except per share data)
                                   (UNAUDITED)


                                                         Three Months Ended
                                                            September 30,
                                                       ----------------------
                                                         2005          2004
                                                       --------      --------

Revenues:
  Interest and other income                             $   93        $   39

Expenses:
  General and administrative                                82            87
                                                        ------        ------

Income (loss) before income taxes                           11       (    48)
Provision for income taxes                                   -             -
                                                        ------        ------
Net income (loss)                                       $   11       ($   48)
                                                        ======        ======

Basic and diluted net income (loss) per share           $    -       ($  .01)
                                                        ======        ======

Basic and diluted weighted average
  common shares outstanding (in 000's)                   3,596         3,596
                                                        ======        ======

















            See accompanying notes to condensed financial statements.

                                  CORTECH, INC.
                       CONDENSED STATEMENTS OF OPERATIONS
                      ($000 Omitted, except per share data)
                                   (UNAUDITED)


                                                         Nine Months Ended
                                                            September 30,
                                                       ---------------------
                                                         2005         2004
                                                       --------     --------

Revenues:
  Interest and other income                             $  234       $   91

Expenses:
  General and administrative                               262          348
                                                        ------       ------

Loss before income taxes                               (    28)     (   257)
Provision for income taxes                                   1            1
                                                        ------       ------
Net loss                                               ($   29)     ($  258)
                                                        ======       ======

Basic and diluted net loss per share                   ($  .01)     ($  .07)
                                                        ======       ======

Basic and diluted weighted average
  common shares outstanding (in 000's)                   3,596        3,596
                                                        ======       ======


















            See accompanying notes to condensed financial statements.

                                  CORTECH, INC.
                       CONDENSED STATEMENTS OF CASH FLOWS
                                 ($000 Omitted)
                                   (UNAUDITED)



                                                         Nine Months Ended
                                                            September 30,
                                                       ---------------------
                                                         2005         2004
                                                       --------     --------

Cash flows from operating activities:
  Net loss                                            ($     29)   ($    258)
  Adjustments:
    Change in other assets                            (       1)           1
    Change in accrued liabilities                     (      21)   (      24)
                                                       --------     --------
       Net cash used in operating activities          (      51)   (     281)
                                                       --------     --------

Cash flows from financing activities-
  Repurchase of common stock                                  -    (       1)
                                                       --------     --------

Net decrease in cash and cash equivalents             (      51)   (     282)
Cash and cash equivalents at beginning of period         11,382       11,696
                                                       --------     --------
Cash and cash equivalents at end of period             $ 11,331     $ 11,414
                                                       ========     ========

Supplemental disclosure of cash flow information:
  Cash paid for income taxes                           $      1     $      1
                                                       ========     ========














            See accompanying notes to condensed financial statements.

                                  CORTECH, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                   (UNAUDITED)

1.   General
     -------

          The accompanying unaudited financial statements of Cortech, Inc. ("Cortech" or the "Company") as of September 30, 2005 and for the three and nine months ended September 30, 2005 and 2004 reflect all material adjustments consisting of only normal recurring adjustments, which, in the opinion of management, are necessary for a fair presentation of results for the interim periods. Certain information and footnote disclosures required under accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission, although the Company believes that the disclosures are adequate to make the information presented not misleading. These financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2004 as filed with the Securities and Exchange Commission.

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

          The results of operations for the three and nine months ended September 30, 2005 and 2004 are not necessarily indicative of the results to be expected for the entire year or for any other period.

2.   Related Party Transactions
     --------------------------

          A monthly  management fee of $15,000  (increased to $21,000 in October
     2005) is paid to Asset Value Fund Limited Partnership ("AVF") for management services. These services include, among other things, SEC filings, evaluating merger and acquisition proposals, accounting and shareholder relations. The Company believes that the management fee is less than the cost for the Company to perform these services. This arrangement may be terminated at will by either party. AVF is the beneficial owner of approximately 50.06% of the Company's Common Stock. The sole general partner of AVF is Asset Value Management, Inc. ("AVM"), a Delaware Corporation and a wholly-owned subsidiary of Kent Financial Services, Inc. ("KENT"), a Delaware Corporation. Paul O. Koether, Chairman of the Company is also the Chairman of Kent and the beneficial owner of approximately 54.7% of Kent's outstanding common stock. Sue Ann Merrill, Chief Financial Officer of the Company is also the Chief Financial Officer of Kent.

3.   Common Stock
     ------------

          In October 2000, the Board of Directors approved a stock repurchase program authorizing the Company to repurchase up to 320,000 shares of its Common Stock at prices deemed favorable from time to time in the open market or in privately negotiated transactions subject to market conditions, the Company's financial position and other considerations. As of September 30, 2005, 158,640 shares of Common Stock have been repurchased under this plan for approximately $557,000. All shares repurchased were returned to the status of authorized but unissued shares. No shares of Common Stock were repurchased in the third quarter of 2005.

          On July 22, 2005, the Company received notice from The Nasdaq Stock Market, Listing Qualifications Department, that the staff had determined that the Company's securities would be de-listed from The Nasdaq SmallCap Market. The Company's securities were de-listed at the opening of business on August 2, 2005. The Company did not appeal the staff's determination.

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

          As of August 2, 2005, the Company's common stock is quoted on The Pink Sheets.

4.   Basic and Diluted Net Income (Loss) Per Share
     ---------------------------------------------

          Basic net income (loss) per share is computed by dividing the net income (loss) by the weighted-average number of common shares outstanding. Diluted net income (loss) per share is computed by dividing net income
     (loss) by the sum of the weighted-average number of common shares outstanding plus the dilutive effect of shares issuable through the exercise of stock options.

          The shares used for basic income  (loss) per share and diluted  income
     (loss) per share are reconciled below (in 000's):

                                        Three Months Ended    Nine Months Ended
                                           September 30,         September 30,
                                        ------------------    -----------------
                                         2005        2004      2005       2004
                                         ----        ----      ----       ----


     Average shares outstanding for
       basic income (loss) per share     3,596      3,596      3,596      3,596

     Dilutive effect of stock options        -          -          -          -
                                         -----      -----      -----      -----

     Average shares outstanding for
       diluted income (loss) per share   3,596      3,596      3,596      3,596
                                         =====      =====      =====      =====

          Excluded from the calculation of diluted income (loss) per share for the three and nine months ended September 30, 2005 and 2004 are 365,881 and 478,036 common stock options, respectively, which, if included, would have an anti-dilutive effect.

     Cortech Stock Options Plans
     ---------------------------

          Cortech has issued certain common stock options to its employees, directors and consultants. At September 30, 2005 Cortech had 365,881 common stock options outstanding.

          The Company applies Accounting Principles Board ("APB") Opinion 25 and related interpretations in accounting for its options. Accordingly, no compensation cost has been recognized for stock options issued. Had compensation cost for the issued stock options been determined based upon the fair values at the dates of awards under those plans consistent with the method of FASB Statement 123, the Company's net income and net income per share would have been reduced to the pro forma amounts indicated below:

                                   Three Months Ended        Nine Months Ended
                                      September 30,             September 30,
                                   ------------------        -----------------
                                   2005          2004        2005         2004
                                   ----          ----        ----         ----
 Net income (loss) (in $000's)
    As reported                   $  11         ($  48)     ($  29)      ($ 258)
    Proforma compensation
     expense                     (   31)        (   31)     (   94)      (   94)
                                  -----          -----       -----        -----
    Pro forma                    ($  20)        ($  79)     ($ 123)      ($ 352)
                                  =====          =====       =====        =====

Basic and fully diluted
 net loss per share
    As reported                   $   -         ($ .01)     ($ .01)      ($ .07)
    Pro forma                    ($ .01)        ($ .02)     ($ .03)      ($ .10)

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

ITEM 2.       Management's  Discussion  and  Analysis of Financial Condition and
-------       ------------------------------------------------------------------
              Results of Operations
              ---------------------

     The following discussion and analysis should be read in conjunction with the Annual Report on Form 10-KSB for the fiscal year ended December 31, 2004 of Cortech, Inc. ("Cortech" or the "Company") as well as the Company's financial statements and notes thereto included elsewhere in this Quarterly Report on Form 10-QSB. When used in this discussion, the word "expects" and similar expressions are intended to identify forward-looking statements. Such statements are subject to risks and uncertainties that could cause actual results to differ materially from those projected. The forward-looking statements contained herein speak only as of the date hereof. The Company expressly disclaims any obligation or undertaking to release publicly any updates or revisions to any forward-looking statements contained herein to reflect any change in the Company's expectations with regard thereto or any change in events, conditions or circumstances on which any such statement is based.

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

Results of Operations
---------------------

     Cortech had net income of $11,000, or $0 basic and fully diluted net income per share, for the quarter ended September 30, 2005, compared to a net loss of $48,000, or $.01 basic and fully diluted loss per share, for the same period in 2004. For the nine months ended September 30, 2005, Cortech had a net loss of $29,000, or $.01 basic and fully diluted loss per share, compared to a net loss of $258,000, or $.07 basic and fully diluted loss per share, for the same period in 2004.

Revenues
--------

     Interest income increased to $83,000 and $224,000 for the three and nine months ended September 30, 2005, respectively, from $39,000 and $91,000 for the same periods in 2004, due to higher yields on investments.

     Other income of $10,000 for the three and nine months ended September 30, 2005 was earned in connection with a patent licensing agreement.

Expenses
--------

     General and administrative expenses decreased to $82,000 and $262,000 for the three and nine months ended September 30, 2005, respectively, from $87,000 and $348,000 for the same periods in 2004, due principally to lower legal fees incurred in connection with the Company's patent portfolio.

Liquidity and Capital Resources
-------------------------------

     At September 30, 2005, the Company had cash and cash equivalents of approximately $11.3 million. Cash equivalents of $11.2 million consisted of U.S. Treasury Bills with a maturity of three months or less at the date of purchase with yields ranging between 3.35% and 3.51%. Working capital at September 30, 2005 was $11.2 million. Management believes its cash and cash equivalents are sufficient for its business activities for the next twelve months and for the costs of seeking an acquisition of an operating business.

     Net cash of $51,000 was used in operating activities for the nine months ended September 30, 2005, compared to net cash used of $281,000 for the same period in 2004. For the 2005 period, the net loss of $29,000, combined with a decrease in accrued liabilities of $21,000 and an increase in other assets of $1,000, accounted for the cash used in operations. For the 2004 period, the net loss of $258,000, combined with a decrease in accrued liabilities of $24,000 offset by a decrease in other assets of $1,000, accounted for the cash used in operations.

Factors Which May Affect Future Results
---------------------------------------

     Future earnings of the Company are dependent on interest rates earned on the Company's invested balances and expenses incurred.

Other Disclosures - Related Party Transactions
----------------------------------------------

     The Company pays a monthly management fee of $15,000 (increased to $21,000 in October 2005) to Asset Value Fund Limited Partnership ("AVF") for management services. These services include, among other things, SEC filings, evaluating merger and acquisition proposals, accounting and shareholder relations. The Company believes that the management fee is less than the cost for the Company to perform these services. This arrangement may be terminated at will by either party. AVF is the beneficial owner of approximately 50.06% of the Company's Common Stock. The sole general partner of AVF is Asset Value Management, Inc. ("AVM"), a Delaware Corporation and wholly-owned subsidiary of Kent Financial Services, Inc. ("KENT"), a Delaware Corporation. Paul O. Koether, Chairman of the Company is also the Chairman of Kent and the beneficial owner of approximately 54.7% of Kent's outstanding common stock. Sue Ann Merrill, Chief Financial Officer of the Company is also the Chief Financial Officer of Kent.

Off-Balance Sheet Arrangements
------------------------------

     The Company has no off-balance sheet arrangements.

Common Stock
------------

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

     As of August 2, 2005, the Company's common stock is quoted on The Pink Sheets.

Item 3.    Controls and Procedures
-------    -----------------------

     As of the end of the period covered by this report, the Company carried out, under the supervision and with the participation of the Company's management, including its Chief Executive Officer and Chief Financial Officer, an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the design and operation of these disclosure controls and procedures are effective. There was no change in the Company's internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Securities Exchange Act of
1934) during the quarter ended September 30, 2005, that has materially affected or is reasonably likely to materially affect the Company's internal control over financial reporting.

Compliance with Section 404 of Sarbanes-Oxley Act
-------------------------------------------------

     In order to achieve compliance with Section 404 of the Sarbanes-Oxley Act of 2002 (the "Act") by December 31, 2007, the Company expects to begin, in fiscal 2006, the system and process documentation and evaluation needed to comply with Section 404.

PART II.     OTHER INFORMATION
--------     -----------------
ITEM 1.      Legal Proceedings
-------      -----------------

     None.

ITEM 2.      Unregistered Sale of Equity Securities and Use of Proceeds
-------      ----------------------------------------------------------

     None.

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

                                      CORTECH, INC.

Date: November 14, 2005               By: /s/ Sue Ann Merrill
                                          -------------------------------------
                                          Sue Ann Merrill
                                          Chief Financial Officer, Treasurer
                                           and Secretary
                                          (Principal Accounting and Financial
                                          Officer and officer duly authorized to
                                          sign on behalf of the small business
                                          issuer)

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

November 14, 2005                                   /s/ Paul O. Koether
                                                    ----------------------------
                                                    Paul O. Koether
                                                    Chairman, President and
                                                    Chief Executive Officer

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


November 14, 2005                                   /s/ Sue Ann Merrill
                                                    ----------------------------
                                                    Sue Ann Merrill
                                                    Chief Financial Officer

                                                                      Exhibit 32

     CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350 AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


Pursuant to Section 906 of the Public Company Accounting Reform and Investor Protection Act of 2002 (18 U.S.C. 1350, as adopted), Paul O. Koether, the Chairman, President and Chief Executive Officer of Cortech, Inc., (the
"Company"), and Sue Ann Merrill, the Chief Financial Officer, Treasurer and Secretary of the Company each hereby certifies that, to the best of his or her knowledge:

     1. The Company's Quarterly Report on Form 10-QSB for the period ended September 30, 2005, to which this Certification is attached as Exhibit 32 (the "Quarterly Report"), fully complies with the requirements of
          Section 13(a) or Section 15(d) of the Securities Exchange Act of 1934, as amended;

     and

     2.   The information  contained in the Quarterly Report fairly presents, in
          all  material  respects,   the  financial  condition  and  results  of
          operations of the Company.


Dated:   November 14, 2005


/s/ Paul O. Koether
--------------------------------
Paul O. Koether
Chairman, President and
  Chief Executive Officer



/s/ Sue Ann Merrill
--------------------------------
Sue Ann Merrill
Chief Financial Officer,
  Treasurer and Secretary