Form 10KSB
period 2005-12-31
CORTECH INC
filed 2006-03-28
CIK 728478

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB
MARK ONE:

☒	Annual Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934.
For the Fiscal year ended December 31, 2005

☐	Transition Report Under Section 13 or 15 (d) of the Securities Exchange Act of 1934
For the transition period from __________ to _____________.

Commission file number 0-20726

CORTECH, INC.
(Name of small business issuer in its charter)
DELAWARE	84-0894091
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

376 Main Street, P.O. Box 74, Bedminster, New Jersey	07921
(Address of principal executive offices)	(Zip Code)

Issuer’s telephone number   (908) 234-1881

Securities registered under Section 12(b) of the Exchange Act:

NONE

Securities registered under Section 12(g) of the Exchange Act:

Common Stock, par value $.002 per share
(Title of Class)

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. *

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒    No  *

Check if there is no disclosure of delinquent filers in response to item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☒  No  *

The issuer’s revenues for the fiscal year ended December 31, 2005 were approximately $337,000.

As of February 28, 2006, there were 3,594,940 shares of common stock outstanding. The aggregate market value of the common stock held by non-affiliates of the issuer, based upon the closing sale price on The Pink Sheets on February 28, 2006, was approximately $4.8 million.

Transitional Small Business Disclosure Format   Yes  * No ☒

Portions of the following documents are incorporated by reference in this Report on Form 10-KSB:

1.
Information required under Part III of this report is incorporated by reference from the Registrant’s Information Statement for the Registrants Annual Meeting of Stockholders to be held on May 22, 2006.

PART I
Item 1.	-	DESCRIPTION OF BUSINESS

General

Except for the historical information contained herein, the matters discussed in this Annual Report on Form 10-KSB are forward-looking statements that involve risks and uncertainties. For a discussion of certain factors which may affect the outcome projected in such statements, see Item 6 (“Management’s Discussion and Analysis of Financial Condition and Results of Operations”) of this Annual Report, as well as factors noted in the balance of this Item 1 (“Description of Business”). Actual results may differ materially from those projected. These forward-looking statements represent the Company’s judgement as of the date of the filing of this Annual Report. The Company disclaims, however, any intent or obligation to update these forward-looking statements.

Background

Cortech, Inc. ("Cortech" or the "Company") was incorporated in 1982 in Colorado and reincorporated in Delaware in 1991.

Cortech was a biopharmaceutical company whose research and development efforts were focused primarily on protease inhibitors and bradykinin antagonists which produced a technology portfolio that may have therapeutic application across a broad range of medical conditions.

Cortech’s strategy was to use collaborative partners to conduct and fund research and development on those components of its portfolio that had not been licensed to third parties. Cortech does not currently have any collaborative partners. In response to disappointing test results and its loss of collaborative partner funding for research, Cortech implemented a series of workforce reductions which resulted in the Company having no compensated employees from 1999 until November 2005, and effectively discontinued all internal research and development activities. In addition, in 1998 Cortech decommissioned its laboratories and sold all of its remaining scientific, technical and office equipment. Currently Cortech is not incurring any additional expenses to maintain its patent portfolio and over time will see the erosion of its patent base.

Business Plan

In November 2005, the Company hired Dr. Qun Yi Zheng as its President. Under Dr. Zheng’s leadership, Cortech intends to pursue business opportunities in China, Eastern Europe and the United States. The Company may consider potential opportunities in a number of areas including outsourcing for U.S. companies, consulting for U.S. and non U.S. companies interested in cross-border business relationships, surveys of small businesses for sale in China and Eastern Europe and import/export distribution contracts.

The Company does not expect that these activities will generate any revenues for an indefinite period as these new efforts are in their early stages. As a result, this new program may produce a significant loss until such time as meaningful revenues are achieved.

Additionally, the Company may use its available working capital, capital stock, debt or a combination of these to start a business or to effect a business combination with a company seeking to establish a public trading market for its securities while avoiding the time delays, significant expense, loss of voting control and other burdens including significant professional fees of an initial public offering. A business combination may be with a financially stable, mature company or a company that is in its early stages of development or growth, which could include companies seeking to obtain capital and to improve their financial stability.

The Company will not restrict its search to any particular industry; rather, it may investigate businesses of essentially any kind or nature and participate in any type of business that may, in management's opinion, meet the business objectives as described in this report. The Company emphasizes that the description in this report of the business objective of seeking an operating business is extremely general and is not meant to restrict management discretion to seek and enter into potential business opportunities.

The Company has not identified the particular business in which it will seek to engage, nor has it conducted any market studies with respect to any business or industry to evaluate the possible merits or risks of the target business or industry in which the Company ultimately may operate. To the extent the Company enters into a business combination with a financially unstable company or an entity in its early stage of development or growth, including entities without established records of revenues or earnings, or start its own new business the Company will become subject to numerous risks inherent in the business and operations of financially unstable and early stage or developing companies. In addition, to the extent that the Company effects a business combination with an entity in an industry characterized by a high level of risk or starts its own new business in such an industry, the Company will become subject to the currently unascertainable risks of that industry. An extremely high level of risk frequently characterizes certain industries that experience rapid growth. In addition, although the Company will endeavor to evaluate the risks inherent in a particular industry or target business, the Company cannot assure you that it will properly ascertain or assess all significant risk factors.

Sources of target businesses

Cortech anticipates that target business candidates may be brought to the Company’s attention from various unaffiliated sources, including securities broker-dealers, investment bankers, private equity groups, venture capitalists, bankers and other members of the financial community, who may present solicited or unsolicited proposals. The Company’s officers and directors and their affiliates may also bring to the Company’s attention target business candidates. The Company has entered into non-exclusive agreements with several finders and investment bankers specializing in Asian Enterprises and may engage such firms in the future for which the Company may pay a finder's fee or other compensation if a transaction is completed.

Selection of a target business and structuring of a business combination

The Company’s management will have significant flexibility in identifying and selecting a prospective target business. In evaluating a prospective target business, management may consider, among other factors, the following:

•	the financial condition and results of operation of the target;
•	the growth potential of the target and that of the industry in which the target operates;
•	the experience and skill of the target's management and availability of additional personnel;
•	the capital requirements of the target;
•	the competitive position of the target;
•	the stage of development of the target's products, processes or services;
•	the degree of current or potential market acceptance of the target's products, processes or services;
•	proprietary features and the extent and quality of the intellectual property or other protection of the target's products, processes or services;
•	the regulatory environment of the industry in which the target operates;
•	the prospective equity interest in, and opportunity for control of, the target; and
•	the costs associated with effecting a business combination.

These criteria are not intended to be exhaustive. Any evaluation relating to the merits of a particular business combination will be based, to the extent relevant, on the above factors as well as other considerations deemed relevant by the Company’s management in connection with effecting a business combination consistent with the Company’s business objective. In connection with the evaluation of a prospective target business, the Company anticipates that it will conduct an extensive due diligence review that will encompass, among other things, meetings with incumbent management and inspection of facilities, as well as a review of financial or other information that will be made available to us.

The Company will endeavor to structure a business combination so as to achieve the most favorable tax treatment to it and to the target business and the stockholders of both companies. Cortech cannot assure you, however, that the Internal Revenue Service or appropriate state tax authorities will agree with the Company’s tax treatment of the business combination.

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

Limited ability to evaluate the target business' management

Although the Company intends to carefully scrutinize the management of a prospective target business before effecting a business combination, it cannot assure you that its assessment of the target's management will prove to be correct. In addition, the Company cannot assure you that the target's future management will have the necessary skills, qualifications or abilities to manage a public company. Furthermore, the future role of the Company’s officers and directors, if any, in the target business cannot presently be stated with any certainty. While it is possible that one or more of the Company’s officers and directors will remain associated in some capacity following a business combination, it is uncertain whether all of them will devote their full efforts to the Company’s affairs after a business combination. Moreover, the Company cannot assure you that its officers and directors will have significant experience or knowledge relating to the operations of the particular target business.

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

If the Company effects a business combination, it will become subject to competition from the competitors of the acquired business. In particular, industries that experience rapid growth frequently attract larger numbers of competitors, including competitors with greater financial, marketing, technical and other resources than the Company. The Company cannot ascertain the level of competition it will face if it effects a business combination, and it cannot assure you that it will be able to compete successfully with these competitors.

Employees

Currently, Dr. Qun Yi Zheng, Cortech’s President, is its only compensated employee.

ITEM 2.	-	DESCRIPTION OF PROPERTY

None

ITEM 3.	-	LEGAL PROCEEDINGS

None

ITEM 4.	-	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

PART II

ITEM 5.	-	MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

At February 28, 2006, the Company had approximately 400 stockholders of record.

On July 22, 2005, the Company received notice from The Nasdaq Stock Market, Listing Qualification Department, that the staff had determined that the Company’s securities would be delisted from The Nasdaq SmallCap Market. The Company’s securities were delisted at the opening of business on August 2, 2005. The Company did not appeal the staff’s determination. Since August 2, 2005, the Company’s common stock has been quoted on The Pink Sheets, under the symbol “CRTQ”.

The table below lists the high and low bid prices for the common stock as reported by Nasdaq and in The Pink Sheets for the periods indicated. These prices represent inter-dealer quotations without retail markups, markdowns or commissions, and may not represent actual transactions.

	High	Low

Calendar Quarter Ended:

2004 March 31	$3.16	$2.75
June 30	3.25	2.98
September 30	3.14	2.68
December 31	3.13	2.73

2005 March 31	$3.25	$2.95
June 30	3.31	2.95
September 30	3.55	2.00
December 31	2.83	1.50

The Company has not paid any cash dividends on its common stock since its inception and does not anticipate paying any cash dividends in the foreseeable future.

Purchase of Equity Securities

SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES (1)
(COMMON STOCK)
Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
October 1, 2005- October 31, 2005	-	$ -	-	161,360
November 1, 2005- November 30, 2005	-	-	-	161,360
December 1, 2005- December 31, 2005	840	2.84	840	160,520
Total	840	$ 2.84	840	160,520

(1)	In October 2000, the Board of Directors approved a stock repurchase program authorizing the Company to repurchase up to 320,000 shares of its common stock. This program has no expiration date.

ITEM 6.	-	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with Cortech’s Financial Statements and Notes thereto included elsewhere in this Form 10-KSB. When used in this discussion, the word “expects” and similar expressions are intended to identify forward-looking statements. Such statements are subject to risks and uncertainties that could cause actual results to differ materially from those projected and include, but are not limited to, the risks discussed below, the risks discussed in the section of this Form 10-KSB entitled “Description of Business” and risks discussed elsewhere in this Form 10-KSB.

General

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

In response to disappointing test results and its loss of collaborative partner support, Cortech implemented a series of workforce reductions which resulted in the Company having no compensated employees from 1999 until November 2005, and effectively discontinued all internal research and development activities. In addition, in 1998 Cortech decommissioned its laboratories and sold all of its remaining scientific, technical and office equipment. As a result of these actions, Cortech no longer has the staff or operative facilities required to conduct internal research and development activities.

In November 2005, the Company hired Dr. Qun Yi Zheng as its President. From 1995 to 2005, Dr. Zheng was associated with Pure World, Inc., a leading manufacturer of natural products. Dr. Zheng was President of Pure World from January 2004 until it was sold in July 2005. Under Dr. Zheng’s leadership, Cortech intends to pursue business opportunities in China, Eastern Europe and the United States. The Company may consider potential opportunities in a number of areas including outsourcing for U.S. companies, consulting for U.S. and non U.S. companies interested in cross-border business relationships, surveys of small businesses for sale in China and Eastern Europe and import/export distribution contracts.

The Company does not expect that these activities will generate any revenues for an indefinite period as these new efforts are in their early stages. As a result, this new program may produce a significant loss until such time as meaningful revenues are achieved.

Results of Operations

Revenues

Revenues were $337,000 and $140,000 for the years ended December 31, 2005 and 2004, respectively. Interest income increased to $326,000 in 2005 from $140,000 in 2004 due to higher yields on invested balances. Other income of $11,000 was earned in 2005 in connection with a patent licensing agreement. The Company does not anticipate significant earnings in the future in connection with this agreement.

General and administrative expenses were $420,000 in 2005 compared to $445,000 in 2004. The decrease in general and administrative expenses was due primarily to a decrease in legal fees of $87,000 offset by increases in management fees and personnel expenses of $24,000 and $37,000 respectively.

In 2005, legal fees, incurred primarily in connection with the maintenance of the Company’s patent portfolio, were $6,000 compared to $93,000 in 2004. This anticipated decrease was a result of the Company’s determination not to incur additional fees to maintain its patent portfolio.

Management fees increased to $204,000 in 2005 from $180,000 in 2004 due to a $6,000 increase, effective September 2005, in the monthly management fee paid to an affiliated entity. (See Other Disclosures - Related Party Transactions in this Item 6 for more information about Management Fees.)

Personnel expenses in 2005, relating to the Company’s new president, hired in November 2005, were $37,000. The Company had no personnel expenses in 2004.

In 2005 and 2004, respectively, the Company had director’s fees of $43,000 and $36,000; corporate governance fees of $40,000 and $38,000; accounting fees of $25,000 and $33,000 and all other fees of $65,000 each year.

Liquidity and Capital Resources

At December 31, 2005, the Company had cash and cash equivalents of $425,000. Cash and cash equivalents consist of cash held in banks and brokerage firms. The Company had short-term investments, consisting of U.S. treasury bills with original maturities of six months, of $10.9 million at December 31, 2005. Working capital at December 31, 2005 was approximately $11.2 million. Management believes its cash and cash equivalents are sufficient for its business activities for the next 12 months and for the costs of seeking an acquisition of an operating business.

Net cash of approximately $103,000 was used in operations in 2005 due primarily to the net loss of $84,000. In 2004, net cash of approximately $313,000 was used in operations, due primarily to the net loss of $306,000.

Net cash of $10.9 million was used by investing activities in 2005 as a result of the investment of cash equivalents into U.S. treasury bills with original maturities of six months.

Factors Which May Affect Future Results

Future earnings of the Company are dependent on interest rates earned on the Company’s invested balances and expenses incurred. The Company expects to incur significant expenses in connection with its objective of redeploying its assets into an operating business.

Other Disclosures - Related Party Transactions

The Company pays a monthly management fee of $21,000 (increased from $15,000 in September 2005) to Asset Value Fund Limited Partnership (“AVF”) for management services. These services include, among other things, periodic and other filings with the Securities and Exchange Commission, evaluating merger and acquisition proposals, internal accounting and shareholder relations. The Company believes that the management fee is less than the cost for the Company to perform these services. This arrangement may be terminated at will by either party. AVF was the beneficial owner of approximately 50.91% of the Company’s outstanding common stock at December 31, 2005 and 51.74% at February 28, 2006. The sole general partner of AVF is Asset Value Management, Inc. (“AVM”), a Delaware Corporation and wholly owned subsidiary of Kent Financial Services, Inc. (“Kent”), a Delaware Corporation. Paul O. Koether, Chairman of the Company, is also the Chairman of Kent and the beneficial owner of approximately 54.92% of Kent’s outstanding common stock. Qun Yi Zheng, President of the Company, is also the President of Kent, and Sue Ann Merrill, Chief Financial Officer of the Company, is also the Chief Financial Officer of Kent.

Off-Balance Sheet Arrangements

The Company has no off-balance sheet arrangements.

Contractual Commitments

The Company has no contractual commitments.

Other Matters

Net Operating Loss Carryforwards and Tax Credits: As of December 31, 2005, Cortech had approximately $84 million of net operating loss carryforwards (“NOL”) for income tax purposes. In addition, Cortech has approximately $2 million of research and development and foreign tax credit carryforwards available to offset future federal income tax, subject to limitations for alternative minimum tax. The NOL’s and tax credit carryforwards expire in various years from 2006 through 2025. Cortech’s use of operating loss carryforwards and tax credit carryforwards is subject to limitations imposed by the Internal Revenue Code.

Management believes that the deferred tax assets as of December 31, 2005 do not satisfy the realization criteria set forth in SFAS No. 109 and has recorded a valuation allowance for the entire net tax asset. By recording a valuation allowance for the entire amount of future tax benefits, the Company has not recognized a deferred tax benefit for income taxes in its statements of operations.

New Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 123(R), "Share-Based Payment," (“SFAS 123(R)”) which is a revision of SFAS No. 123, "Accounting for Stock-Based Compensation.” SFAS 123(R) requires that the compensation cost relating to share-based payment transactions be recognized in financial statements. The compensation cost will be measured based on the fair value of the equity or liability instruments issued. The Statement is effective as of the beginning of the first interim or annual period beginning after December 15, 2005. The adoption of SFAS 123(R) is not expected to have a material impact on the Company’s financial position or results of operations.

In May 2005, the FASB issued Statement 154, “Accounting Changes and Error Corrections, a replacement of APB Opinion No. 20 and FASB Statement No. 3.”  The standard requires retrospective application to prior periods’ financial statements of a voluntary change in accounting principle unless it is deemed impracticable. The standard states that a change in method of depreciation, amortization or depletion for long-lived, non-financial assets be accounted for as a change in accounting estimate that is affected by a change in accounting principle.  The standard is effective for accounting changes and corrections of errors made occurring in fiscal years beginning after December 15, 2005

ITEM 7.	-	FINANCIAL STATEMENTS

The financial statements filed with this item are listed below:

Report of Independent Registered Public Accounting Firm

Financial Statements:

Balance Sheet as of December 31, 2005

Statements of Operations for the Years ended December 31, 2005 and 2004

Statements of Stockholders’ Equity for the Years ended December 31, 2005 and 2004

Statements of Cash Flows for the Years ended December 31, 2005 and 2004

Notes to Financial Statements

Report of Independent Registered Public Accounting Firm

To the Stockholders’ and Board of Directors of Cortech, Inc.

We have audited the accompanying balance sheet of Cortech, Inc. as of December 31, 2005, and the related statements of operations, stockholders’ equity, and cash flows for each of the two years in the period ended December 31, 2005. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Cortech, Inc. as of December 31, 2005, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2005, in conformity with U.S. generally accepted accounting principles.

/s/ Amper, Politziner & Mattia, P.C.

March 9, 2006
Edison, New Jersey

CORTECH, INC.
BALANCE SHEET
DECEMBER 31, 2005
(in $000's, except share and per share amounts)

ASSETS

Current assets:
Cash and cash equivalents	$425
Short-term investments	10,851
Other assets	7
Total assets	$11,283

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accrued liabilities	$129

Commitments and contingencies

Stockholders’ equity (Note 3):

Preferred stock, $.002 par value 2,000,000 shares authorized, none issued	-
Common stock, par value $.002; 5,000,000 shares authorized; 3,594,940 shares issued and outstanding	7
Additional paid-in capital	99,442
Accumulated deficit	(88,295)
Total stockholders’ equity	11,154
Total liabilities and stockholders’ equity	$11,283

See accompanying notes to financial statements.

CORTECH, INC.
STATEMENTS OF OPERATIONS
(in 000's, except per share amounts)

	Year Ended December 31,
	2005	2004

Revenues:
Interest income	$326	$140
Other income	11	-
Total revenues	337	140

Expenses:
General and administrative	420	445

Loss before income taxes	(83)	(305)
Provision for income taxes	1	1
Net loss	$(84)	$(306)

Basic and diluted net loss per share	$(.02)	$(.09)

Basic and diluted weighted average common shares outstanding	3,596	3,596

See accompanying notes to financial statements.

CORTECH, INC.
STATEMENTS OF STOCKHOLDERS’ EQUITY
(in 000's)

	Common Stock		Additional Paid-In	Accumulated
	Shares	Amount	Capital	Deficit	Total

Balance, December 31, 2003	3,596	$7	$99,446	$ (87,905)	$11,548

Repurchase of common stock	-	-	(1)	-	(1)

Net loss	-	-	-	(306)	(306)

Balance, December 31, 2004	3,596	7	99,445	(88,211)	11,241

Repurchase of common stock	(1)	-	(3)	-	(3)

Net loss	-	-	-	(84)	(84)

Balance, December 31, 2005	3,595	$7	$99,442	$(88,295)	$11,154

See accompanying notes to financial statements.

CORTECH, INC.
STATEMENTS OF CASH FLOWS
(in 000's)

	Year Ended December 31,
	2005		2004

Cash flows from operating activities:
Net loss	$	(84)	$	(306)
Adjustments:
Change in other assets		(5)		6
Change in accrued liabilities		(14)		(13)
Net cash used in operating activities		(103)		(313)

Cash flows from investing activities -
Purchase of short-term investments		(10,851)		-

Cash flows from financing activities -
Repurchase of common stock		(3)		(1)

Net decrease in cash and cash equivalents		(10,957)		(314)
Cash and cash equivalents at beginning of year		11,382		11,696
Cash and cash equivalents at end of year		$425		$11,382

Supplemental disclosure cash flow information:
Cash paid for taxes		$1		$1

See accompanying notes to financial statements.

CORTECH, INC.
NOTES TO FINANCIAL STATEMENTS

Years Ended December 31, 2005 and 2004

1.	Organization

Cortech, Inc. (“Cortech” or the “Company”), a subsidiary of Kent Financial Services, Inc., was a biopharmaceutical company whose primary focus was the discovery and development of novel therapeutics for the treatment of inflammatory disorders. Specifically, Cortech directed its research and development efforts principally toward protease inhibitors and bradykinin antagonists. These efforts produced certain intellectual property rights.

In response to disappointing test results and its loss of collaborative partner support, Cortech implemented a series of workforce reductions in force which resulted in the Company having no compensated employees from 1999 until November 2005, and effectively discontinued all internal research and development activities. In addition, Cortech decommissioned its laboratories, and sold its scientific, technical office equipment and leasehold improvements. As a result of these actions, Cortech no longer has the staff or operative facilities required to recommence internal research and development activities. The Company is seeking to redeploy its assets into an operating business.

In November 2005, the Company hired Dr. Qun Yi Zheng as President. Under Dr. Zheng’s leadership, Cortech intends to pursue business opportunities in China, Eastern Europe and the United States.

2.	Significant Accounting Policies

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

CORTECH, INC.
NOTES TO FINANCIAL STATEMENTS

Years Ended December 31, 2005 and 2004

Cash and Cash Equivalents

Cash and cash equivalents consist of cash in banks and brokerage firms.

Short-term Investments

Short-term investments consist of U.S. Treasury Bills with original maturities of six months and are valued at cost plus accrued interest, which approximates fair value.

Basic and Diluted Net Loss Per Share

Basic loss per common share is computed by dividing the net loss by the weighted-average number of common shares outstanding. Diluted loss per share is computed by dividing the net loss by the sum of the weighted-average number of common shares outstanding plus the dilutive effect of shares issuable through the exercise of stock options.

The shares used for basic loss per common share and diluted loss per common share are reconciled below.

	(Shares in Thousands)
	2005	2004
Average shares outstanding for basic loss per share	3,596	3,596

Dilutive effect of stock options	-	-
Average shares outstanding for diluted loss per share	3,596	3,596

Excluded from the calculation of diluted loss per share for the years ended December 31, 2005 and 2004 are 357,130 and 382,735 Common Stock options, respectively, which, if included, would have an antidilutive effect.

CORTECH, INC.
NOTES TO FINANCIAL STATEMENTS

Years Ended December 31, 2005 and 2004

Income Taxes

The Company recognizes deferred tax assets and liabilities related to the expected future tax consequences of events that have been recognized in the Company’s financial statements and tax returns. However, if it is more likely than not that some portion or all of the net deferred tax assets will not be realized, a valuation allowance is established and the tax benefit is not recognized in the statements of operations.

New Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 123(R), "Share-Based Payment," (“SFAS 123(R)”) which is a revision of SFAS No. 123, "Accounting for Stock-Based Compensation.” SFAS 123(R) requires that the compensation cost relating to share-based payment transactions be recognized in financial statements. The compensation cost will be measured based on the fair value of the equity or liability instruments issued. The Statement is effective as of the beginning of the first interim or annual period beginning after December 15, 2005. The adoption of SFAS 123(R) is not expected to have a material impact on the Company’s financial position or results of operations.

In May 2005, the FASB issued Statement 154, “Accounting Changes and Error Corrections, a replacement of APB Opinion No. 20 and FASB Statement No. 3.”  The standard requires retrospective application to prior periods’ financial statements of a voluntary change in accounting principle unless it is deemed impracticable. The standard states that a change in method of depreciation, amortization or depletion for long-lived, non-financial assets be accounted for as a change in accounting estimate that is affected by a change in accounting principle.  The standard is effective for accounting changes and corrections of errors made occurring in fiscal years beginning after December 15, 2005.

CORTECH, INC.
NOTES TO FINANCIAL STATEMENTS

Years Ended December 31, 2005 and 2004

3.	Stockholders’ Equity

Preferred Stock

The Company is authorized to issue 2,000,000 shares of $.002 par value preferred stock, which may be issued with various terms in one or more series, as the Board of Directors may determine. No preferred stock has been issued as of December 31, 2005.

Common Stock

On October 30, 2000, the Board of Directors approved a stock repurchase program authorizing the Company to repurchase up to 320,000 shares of its Common Stock at prices deemed favorable from time to time in the open market or in privately negotiated transactions subject to market conditions, the Company’s financial position and other considerations. As of December 31, 2005, 159,480 shares of Common Stock had been repurchased for approximately $559,000. All shares repurchased were returned to the status of authorized but unissued shares.

Stock Option Plans

In October 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock-Based Compensation”. This standard encouraged, but did not require, companies to recognize compensation expense for grants of stock, stock options and other equity instruments based on a fair-value method of accounting.

Companies that do not adopt the new expense recognition rules of SFAS No. 123 will continue to apply the existing rules contained in Accounting Principles Board (“APB”) Opinion No. 25. APB No. 25 requires no recognition of compensation expense for most of the stock-based employee compensation arrangements provided by the Company, namely broad-based employee stock option grants and stock purchase plans where the exercise price is equal to the market price at the date of grant.

CORTECH, INC.
NOTES TO FINANCIAL STATEMENTS

Years Ended December 31, 2005 and 2004

The Company applies APB No. 25 and related Interpretations in accounting for its plans. All options granted to date are fully vested and had an exercise price equal to the market price of the Company’s stock on the grant date.

The Company’s 1986 Stock Option Plan (“1986 Plan”) authorizes the grant of stock options to officers and employees of the Company to purchase an aggregate of 300,000 shares of common stock. Although 81,420 shares were available under the 1986 Plan as of December 19, 1997, on such date the Board of Directors effectively suspended future grants of options under the 1986 Plan to the extent that any such grant would increase the shares subject to outstanding grants above the amount as of such date. On June 19, 2000, the Board of Directors restored the 1986 Plan. In 2000, 230,000 stock options were issued under the 1986 Plan at prices ranging from $3.50 to $3.6875, the approximate fair market values at the time of grant. No options were granted in 2005 or 2004.

The Company’s 1993 Equity Incentive Plan (“1993 Plan”), approved by the stockholders on May 10, 1994, authorizes the issuance of 340,000 shares through the grant of options to purchase common stock, stock bonuses, and rights to purchase restricted stock. The options outstanding as of December 31, 2005 generally become exercisable in varying amounts over a five-year period from the date of grant. Although 74,170 shares were available under the 1993 Plan as of December 19, 1997, on such date the Board of Directors effectively suspended further grants of options under the 1993 Plan to the extent that any such grant would increase the shares subject to outstanding grants above the figures as of such date. On June 19, 2000, the Board of Directors restored the 1993 Plan. In 2000, 150,000 stock options were issued under this plan at $3.50 per share, the approximate fair market value at the time of grant. No options were granted in 2005 or 2004.

The stock options granted under either plan may be incentive stock options (“ISO”) or nonstatutory stock options (“NSO”). The Board of Directors may set the rate at which the options expire, subject to limitations discussed below. However, no options shall be exercisable after the tenth anniversary of the date of grant or, in the case of ISOs, three months following termination of employment, except in cases of death or disability, for which the time or exercisability is extended. In the event of a dissolution, liquidation or other corporate reorganization, all stock options outstanding under the 1986 Plan and the 1993 Plan would become exercisable in full.

CORTECH, INC.
NOTES TO FINANCIAL STATEMENTS

Years Ended December 31, 2005 and 2004

ISOs may not be granted at an exercise price of less than the fair market value of the common stock at the date of grant. If an ISO is granted to an employee who owns more than 10% of the Company’s total voting stock, such exercise price shall be at least 110% of fair market value of the common stock, and the ISO shall not be exercisable until after five years from the date of grant. The exercise price of each NSO may not be less than 85% of the fair market value of the common stock at the date of grant.

Each of these plans also provides for stock appreciation rights, which may be granted with respect to any stock option. No stock appreciation rights have been granted through December 31, 2005.

During 1991, a Non-employee Directors’ Stock Option Plan was approved which authorized the grant of stock options to purchase up to 30,000 shares of common stock to the non-employee directors of the Company. The exercise price of the options is equal to the fair market value of the shares on the date of grant, which is generally the later of initiation of the plan or the date of election to the Board of Directors. In March 1993, the Board of Directors suspended further grants under this plan. Vesting of the options occurred upon the participation by a director in a Board meeting. No options were granted in 2005 or 2004. The Company recorded the difference between the fair market value of the underlying common stock and the exercise price as compensation expense over the vesting period.

The Company’s 1992 Non-employee Directors’ Stock Option Plan authorizes the granting of options to purchase up to 80,000 shares of common stock to the non-employee directors of the Company. The plan was originally approved by the stockholders on May 17, 1993, and an amendment to the plan was approved by the stockholders on May 10, 1994. No options were granted during 2005 or 2004.

CORTECH, INC.
NOTES TO FINANCIAL STATEMENTS

Years Ended December 31, 2005 and 2004

A summary of the status of the Company’s 1986 Plan, 1993 Plan and non-employee directors’ stock option plans as of December 31, 2005 and 2004 and changes during the years ended on those dates is presented below:

	2005			2004
	Shares	Weighted- Average Exercise Price	Range of Exercise Price	Shares	Weighted- Average Exercise Price	Range of Exercise Price
Options outstanding at beginning of year	376,485	$4.80	$3.50 - $13.59	465,202	$5.62	$3.50 - $13.59
Expired	(25,605)	$11.96	$9.69 - $13.59	(88,717)	$9.10	$8.75 - $12.19
Options outstanding at end of year	350,880	$4.27	$3.50 - $12.80	376,485	$4.80	$3.50 - $13.59
Options exercisable at end of year	350,880	$4.27	$3.50 - $12.80	376,485	$4.80	$3.50 - $13.59

The Company granted other options to certain directors and consultants:

	2005			2004
	Shares	Weighted- Average Exercise Price	Range of Exercise Price	Shares	Weighted- Average Exercise Price	Range of Exercise Price
Options outstanding at beginning of year	6,250	$5.92	$5.00 - $7.58	12,834	$7.50	$5.00 - $17.50
Expired	-	-	-	(6,584)	$9.00	$8.75 - $17.50
Options outstanding at end of year	6,250	$5.92	$5.00 - $7.58	6,250	$5.92	$5.00 - $ 7.58
Options exercisable at end of year	6,250	$5.92	$5.00 - $7.58	6,250	$5.92	$5.00 - $ 7.58

For options outstanding and exercisable at December 31, 2005, the exercise price ranges are:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding at December 31, 2005	Weighted- Average Remaining Life (in years)	Weighted- Average Exercise Price	Number Outstanding at December 31, 2005	Weighted- Average Remaining Life (in years)	Weighted- Average Exercise Price
$3.50 - $7.58	334,149	4.28	$3.77	334,149	4.28	$3.77
11.56 - 12.80	22,981.59		11.97	22,981.59		11.97
	357,130			357,130

CORTECH, INC.
NOTES TO FINANCIAL STATEMENTS

Years Ended December 31, 2005 and 2004

4.	Income Taxes

As of December 31, 2005, the Company had approximately $84 million of net operating loss carryforwards (“NOL”) for income tax purposes and approximately $2 million of research and development and foreign tax credit carryforwards available to offset future federal income tax, subject to limitations for alternative minimum tax. The NOL’s and tax credit carryforwards are subject to examination by the tax authorities and expire in various years from 2006 through 2025.

The components of income tax expense are as follows (in 000's):

	2005	2004

Federal-current	$-	$-
State-current	1	1
	$1	$1

The income tax expense for the year ended December 31, 2005 and 2004 is different from the amount computed by multiplying total earnings before income taxes by the statutory Federal income tax rate of 34%. The reasons for this difference and the related tax effect are as follows (in 000's):

	2005	2004

Loss before income taxes	$(83)	$	(305)
Statutory federal income tax rate	34%		34%
Expected income tax benefit	(28)		(104)
Increase in valuation allowance	28		104
Other, net	1		1
Provision for income tax	$1		$1

Deferred income taxes reflect the net effects of (a) temporary differences between the carrying amounts of assets and liabilities for financial statement purposes and the amounts used for income tax purposes, and (b) operating loss and tax credit carryforwards.

CORTECH, INC.
NOTES TO FINANCIAL STATEMENTS

Years Ended December 31, 2005 and 2004

The tax effect of significant items comprising the Company’s net deferred tax asset as of December 31, 2005 are as follows (in 000's):

Net operating loss carryforwards	$28,650
Research and development and other credits	2,444
31,094
Valuation allowance	(31,094)
Net deferred tax asset	$-

Management believes the deferred tax assets as of December 31, 2005 do not satisfy the realization criteria set forth in SFAS No. 109 and has recorded a valuation allowance for the entire net tax asset. By recording a valuation allowance for the entire amount of future tax benefits, the Company has not recognized a deferred tax benefit for income taxes in its statements of operations.

Included in the net operating loss carryforward is approximately $1.7 million related to income tax deductions for the Company’s stock option plans. The tax benefit of such deductions will be recorded as an increase in additional paid-in capital when realized.

The Tax Reform Act of 1986 contains provisions that may limit the NOL and credit carryforwards available to be used in any given year upon the occurrence of certain events, including significant changes in ownership of a company of greater than 50% within a three-year period which results in an annual limitation on the Company’s ability to utilize its NOLs and tax credit carryforwards from tax periods prior to the ownership change.

5.	Related Party Transactions

The Company pays a monthly management fee of $21,000 (increased from $15,000 in September 2005) to Asset Value Fund Limited Partnership (“AVF”) for management services. These services include, among other things, periodic and other filings with the Securities and Exchange Commission, evaluating merger and acquisition proposals, internal accounting and shareholder relations. The Company believes that the management fee is less than the cost for the Company to perform these services. This arrangement may be terminated at will by either party. AVF was the beneficial owner of approximately 50.91% of the Company’s outstanding common stock at December 31, 2005 and 51.74% at February 28, 2006. The sole general partner of AVF is Asset Value Management, Inc. (“AVM”), a Delaware Corporation and wholly owned subsidiary of Kent Financial Services, Inc. (“Kent”), a Delaware Corporation. Paul O. Koether, Chairman of the Company, is also the Chairman of Kent and the beneficial owner of approximately 54.92% of Kent’s outstanding common stock. Qun Yi Zheng, President of the Company, is also the President of Kent, and Sue Ann Merrill, Chief Financial Officer of the Company, is also the Chief Financial Officer of Kent.

Item 8.	-	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

Item 8A.	-	CONTROLS AND PROCEDURES

As of the end of the period covered by this report, the Company carried out, under the supervision and with the participation of the Company’s management, including its Chief Executive Officer and Chief Financial Officer, an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the design and operation of these disclosure controls and procedures are effective. There was no change in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934) during the quarter ended December 31, 2005, that has materially affected or is reasonably likely to materially affect the Company’s internal control over financial reporting.

Compliance with Section 404 of Sarbanes-Oxley Act

In order to achieve compliance with Section 404 of the Sarbanes-Oxley Act of 2002 (the “Act”) by December 31, 2007, the Company expects to begin, in fiscal 2006, the system and process documentation and evaluation needed to comply with Section 404.

Item 8B	-	OTHER INFORMATION

None.

PART III

ITEM 9.	-	DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

The information required under this item is incorporated by reference from Cortech’s 2005 Information Statement for its Annual Meeting of Stockholders to be held on May 22, 2006 (the “2006 Information Statement”).

ITEM 10.	-	EXECUTIVE COMPENSATION

The information required under this item is incorporated by reference from Cortech’s 2006 Information Statement.

ITEM 11.	-	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required under this item is incorporated by reference from Cortech’s 2006 Information Statement.

ITEM 12.	-	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required under this item is incorporated by reference from Cortech’s 2006 Information Statement.

Item 14.	-	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required under this item is incorporated by reference from Cortech’s 2006 Information Statement.

III-1

PART III

ITEM 13.	-	EXHIBITS AND REPORTS ON FORM 8-K

The following exhibits are filed as part of this report:

Exhibit Number		Description of Document

3.1	(a)	Certificate of Incorporation of Cortech, Inc. as amended.(1)
	(b)	Certificate of Amendment of Certificate of Incorporated of Cortech, Inc.(11)

3.3		Certificate of Designation for Series A Junior Participating Preferred Stock.(6)

3.4		Amended and Restated ByLaws of Cortech, Inc.(9)

4.2		Specimen certificate for the Common Stock of Cortech, Inc.(1)

10.1		Employment Agreement dated November 25, 2005 between Cortech, Inc. and Dr. Qun Yi Zheng.(12)

10.39		Amended and Restated 1986 Incentive Stock OptionPlan of the Company.(1)**

10.40		1991 Non-employee Directors’ Stock Option Plan of the Company.(2)**

10.41		Amended and Restated 1992 Non-employee Directors’ Stock Option Plan of the Company.(4)**

10.42		1993 Employee Stock Purchase Plan of the Company, as amended.(3)**

10.43		1993 Equity Incentive Plan of the Company, as amended.(10)**

10.97		Form of Option Agreement for Directors’ Non-Plan Options.(10)**

III-2

Exhibit Number	Description of Document

23	Consent of Amper, Politziner & Mattia, P.C.***

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002***

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002***

32	Certification pursuant to Section 906 of the Sarbanes Oxley Act of 2002***

III-3

__________________________

(1)	Filed as an exhibit to the Company’s Registration Statement of Form S-1, filed October 13, 1992, file number 33-53244, or amendments thereto and incorporated herein by reference.

(2)	Filed as an exhibit to the Company’s annual report on Form 10-K for the year ended December 31, 1992, and incorporated herein by reference.

(3)	Filed as an exhibit to the Company’s Registration Statement on Form S-8, filed March 29, 1993, file number 33-60242, or amendments thereto and incorporated herein by reference.

(4)	Filed as an exhibit to the Company’s annual report on Form 10-K for the year ended December 31, 1993, and incorporated herein by reference.

(5)	Intentionally left blank.

(6)	Filed as an exhibit to Cortech Inc.’s annual report on Form 10-K for the year ended December 31, 1995, and incorporated herein by reference.

(7)	Filed as an exhibit to Cortech, Inc.’s annual report on Form 10-K for the year ended December 31, 1996, and incorporated herein by reference.

(8)	Intentionally left blank.

(9)	Filed as an exhibit to the Company’s Registration Statement on Form S-4, filed February 17, 1998, file number 33-46445 and incorporated herein by reference.

(10)	Filed as an exhibit to Cortech, Inc.’s annual report on Form 10-K for the year ended December 31, 1997, and incorporated herein by reference.

(11)	Filed as an exhibit to Cortech, Inc.’s annual report on Form 10-KSB for the year ended December 31, 1998, and incorporated herein by reference.

(12)	Filed as an exhibit to Cortech, Inc.’s Form 8-K filed on December 1, 2005.

**	Compensatory Plan.
***	Filed herewith.

III-4

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CORTECH, INC.

March 28, 2006	By:	/s/ Paul O. Koether
Paul O. Koether
Chairman and Chief Executive Officer

In accordance with the Exchange Act, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Capacity	Date

/s/ Paul O. Koether	Chairman and Chief	March 28, 2006
Paul O. Koether	Executive Officer
(Principal Executive Officer)

/s/ Sue Ann Merrill	Chief Financial Officer,	March 28, 2006
Sue Ann Merrill	Treasurer and Secretary
(Principal Financial and
Accounting Officer)

/s/ Qun Yi Zheng	President and Director	March 28, 2006
Qun Yi Zheng

/s/ Diarmuid Boran	Director	March 28, 2006
Diarmuid Boran

/s/ James L. Bicksler	Director	March 28, 2006
James L. Bicksler

/s/ Rocco Mastrodomenico	Director	March 28, 2006
Rocco Mastrodomenico

 III-5