Form 10QSB
period 2006-03-31
CORTECH INC
filed 2006-05-10
CIK 728478

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-QSB
(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2006

OR

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transistion period from ________ to ________.

Commission File No.:  0-20726

Cortech, Inc.
(Exact name of small business issuer as specified in its charter)

Delaware	84-0894091
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

376 Main Street, PO Box 74, Bedminster, NJ 07921
(Address of principal executive offices)

(908) 234-1881
(Issuer's telephone number)

N/A
(Former name, former address and former fiscal year,
if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes ☒     No ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☒     No ☐

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.
Yes ☐    No ☐

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date: As of April 30, 2006, the issuer had 3,570,000 shares of its common stock, par value $.002 per share, outstanding.

Transitional Small Business Disclosure Format (check one):
Yes ☐     No ☒

PART I.	FINANCIAL INFORMATION

ITEM 1.	Financial Statements

CORTECH, INC.
BALANCE SHEET
MARCH 31, 2006
(in 000’s, except share and per share amounts)
(UNAUDITED)

ASSETS

Current assets:
Cash and cash equivalents	$208
Short-term investments	10,966
Other assets	21
Total assets	$11,195

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accrued liabilities	$108

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $.002 par value; 2,000,000 shares authorized; none issued	-
Common stock, $.002 par value; 5,000,000 shares authorized; 3,594,940 shares issued and outstanding	7
Additional paid-in capital	99,442
Accumulated deficit	(88,362)
Total stockholders’ equity	11,087
Total liabilities and stockholders’ equity	$11,195

See accompanying notes to financial statements.

CORTECH, INC.
STATEMENTS OF OPERATIONS
(in 000’s, except per share amounts)
(UNAUDITED)

	Three Months Ended March 31,
	2006	2005

Revenues:
Interest	$115	$64

Expenses:
General and administrative	181	84

Loss before income taxes	(66)	(20)
Provision for income taxes	1	-
Net loss	($67)	($20)

Basic and diluted net loss per share	($.02)	($.01)

Basic and diluted weighted average common shares outstanding	3,595	3,596

See accompanying notes to financial statements.

CORTECH, INC.
STATEMENTS OF CASH FLOWS
(in 000’s)
(UNAUDITED)

	Three Months Ended March 31,
	2006	2005

Cash flows from operating activities:
Net loss	($67)	($20)
Adjustments:
Change in other assets	(14)	(13)
Interest earned on short-term investments	(115)	-
Change in accrued liabilities	(21)	5
Net cash used in operating activities	(217)	(28)

Net decrease in cash and cash equivalents	(217)	(28)
Cash and cash equivalents at beginning of period	425	11,382
Cash and cash equivalents at end of period	$208	$11,354

Supplemental disclosure cash flow information:
Cash paid for income taxes	$1	$-

See accompanying notes to financial statements.

CORTECH, INC.
NOTES TO FINANCIAL STATEMENTS
(UNAUDITED)

1.	General

The accompanying unaudited financial statements of Cortech, Inc. (“Cortech” or the “Company”) as of March 31, 2006 and for the three months ended March 31, 2006 and 2005 reflect all material adjustments consisting of only normal recurring adjustments, which, in the opinion of management, are necessary for a fair presentation of results for the interim periods. Certain information and footnote disclosures required under accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission, although the Company believes that the disclosures are adequate to make the information presented not misleading. These financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2005 as filed with the Securities and Exchange Commission.

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

The results of operations for the three months ended March 31, 2006 and 2005 are not necessarily indicative of the results to be expected for the entire year or for any other period.

2.	Related Party Transactions

A monthly management fee of $21,000 (increased from $15,000 in September 2005) is paid to Asset Value Fund Limited Partnership (“AVF”) for management services. These services include, among other things, periodic and other filings with the Securities and Exchange Commission, evaluating merger and acquisition proposals, internal accounting and shareholder relations. The Company believes that the management fee is less than the cost for the Company to perform these services. This arrangement may be terminated at will by either party. AVF is the beneficial owner of approximately 51.77% of the Company’s outstanding Common Stock at March 31, 2006 and 53.22% at April 30, 2006. The sole general partner of AVF is Asset Value Management, Inc. (“AVM”), a Delaware Corporation and wholly-owned subsidiary of Kent Financial Services, Inc. (“KENT”), a Delaware Corporation. Paul O. Koether, Chairman of the Company is also the Chairman of Kent and the beneficial owner of approximately 54.93% of Kent’s outstanding common stock. Qun Yi Zheng, President of the Company is also the President of Kent and Sue Ann Merrill, Chief Financial Officer of the Company is also the Chief Financial Officer of Kent.

3.	Common Stock

In October 2000, the Board of Directors approved a stock repurchase program authorizing the Company to repurchase up to 320,000 shares of its Common Stock at prices deemed favorable from time to time in the open market or in privately negotiated transactions subject to market conditions, the Company’s financial position and other considerations. This program has no expiration date. As of March 31, 2006, 159,480 shares of Common Stock were repurchased for approximately $559,000. All shares repurchased were returned to the status of authorized but unissued shares.

4.	Basic and Diluted Net Loss Per Share

Basic loss per common share is computed by dividing the net loss by the weighted-average number of common shares outstanding. Diluted net loss per common share is computed by dividing the net loss by the sum of the weighted-average number of common shares outstanding plus the dilutive effect of shares issuable through the exercise of stock options.

The shares used for basic loss per common share and diluted loss per common share are reconciled below (in 000’s).

	Three Months Ended March 31,
	2006	2005

Average shares outstanding for basic loss per share	3,595	3,596

Dilutive effect of stock options	-	-

Average shares outstanding for dilutive loss per share	3,595	3,596

The Company had 350,150 and 366,210 common stock options outstanding at March 31, 2006 and 2005, respectively. Since the Company has losses, the stock options outstanding would have an anti-dilutive effect on loss per common share and are not included in the calculation.

5.	Stock Options Plans

Cortech has issued certain common stock options to its employees, directors and consultants. At March 31, 2006 Cortech had 350,150 common stock options outstanding, and none were issued during the three months ended March 31, 2006.

Until December 31, 2005, the Company applied Accounting Principles Board Opinion No. 25 and related interpretations in accounting for its common stock options. Accordingly, no compensation cost had been recognized for the common stock options issued.

In December 2004, the FASB issued SFAS No. 123(R), "Share-Based Payment," (“SFAS 123(R)”), a revision of SFAS 123, "Accounting for Stock-Based Compensation.” SFAS 123(R) requires that the compensation cost relating to share-based payment transactions be recognized in financial statements. The compensation cost is measured based on the fair value of the equity or liability instruments issued. SFAS 123(R) was effective as of the beginning of the first interim or annual period beginning after December 15, 2005. Cortech adopted SFAS 123(R) on January 1, 2006. The adoption did not have a material impact on the Company’s financial position or results of operations. All stock options granted to date were fully vested prior to January 1, 2006.

6.	New Accounting Pronouncements

In May 2005, the FASB issued Statement 154, “Accounting Changes and Error Corrections, a replacement of APB Opinion No. 20 and FASB Statement No. 3.”  The standard requires retrospective application to prior periods’ financial statements of a voluntary change in accounting principle unless it is deemed impracticable. The standard states that a change in method of depreciation, amortization or depletion for long-lived, non-financial assets be accounted for as a change in accounting estimate that is affected by a change in accounting principle.  The standard is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005.

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with Cortech’s Annual Report on Form 10-KSB for the fiscal year ended December 31, 2005 as well as the Company’s financial statements and notes thereto included elsewhere in this Quarterly Report on Form 10-QSB. When used in this discussion, the word “expects” and similar expressions are intended to identify forward-looking statements. Such statements are subject to risks and uncertainties that could cause actual results to differ materially from those projected. The forward-looking statements contained herein speak only as of the date hereof. The Company expressly disclaims any obligation or undertaking to release publicly any updates or revisions to any forward-looking statements contained herein to reflect any change in the Company’s expectations with regard thereto or any change in events, conditions or circumstances on which any such statement is based.

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

Results of Operations

Cortech had a net loss of $67,000, or $.02 basic and fully diluted loss per share, for the three months ended March 31, 2006, compared to a net loss of $20,000, or $.01 basic and fully diluted loss per share, for the same period of 2005.

Revenues

Interest income was $115,000 and $64,000 for the three months ended March 31, 2006 and 2005, respectively. Higher yields on investments was the reason for the increase.

Expenses

General and administrative expenses were $181,000 in the three months ended March 31, 2006 compared to $84,000 in the three months ended March 31, 2005, an increase of $97,000.

Personnel expenses in the first quarter of 2006, relating to the Company’s president who was hired in November 2005, were $55,000. The Company had no personnel expenses in the first quarter of 2005.

Management fees increased to $63,000 in the first quarter of 2006 from $45,000 in the first quarter of 2005 due to a $6,000 increase, effective September 2005, in the monthly management fee paid to an affiliated entity. (See Other Disclosures - Related Party Transaction in this Item 2 for more information about Management Fees.)

All other expenses increased to $63,000 in the first quarter of 2006 from $39,000 in the first quarter of 2005, due primarily to an increase in office and travel expenses, in connection with business development activities performed by the Company’s President.

Liquidity and Capital Resources

At March 31, 2006, the Company had cash and cash equivalents of $208,000. Cash and cash equivalents consist of cash held in banks and brokerage firms. The Company had short-term investments, consisting of U.S. treasury bills with original maturities of six months, of $10.97 million at March 31, 2006. Working capital at March 31, 2006 was approximately $11.1 million. Management believes its cash and cash equivalents are sufficient for its operations for the next twelve months and for the costs of seeking an acquisition of or starting an operating business.

Net cash of $217,000 and $28,000 was used in operations for the quarters ended March 31, 2006 and 2005, respectively, due primarily to the net losses sustained in each period. Short-term investments increased by $115,000 due to interest earned.

Factors That May Affect Future Results

Future earnings of the Company are dependent on interest rates earned on the Company’s invested balances and expenses incurred. Cortech expects to incur significant expenses in connection with its objective of redeploying its assets into an operating business.

Other Disclosures - Related Party Transactions

The Company pays a monthly management fee of $21,000 to Asset Value Fund Limited Partnership (“AVF”) for management services. These services include, among other things, periodic and other filings with the Securities and Exchange Commission, evaluating merger and acquisition proposals, internal accounting and shareholder relations. The Company believes that the management fee is less than the cost for the Company to perform these services. This arrangement may be terminated at will by either party. AVF was the beneficial owner of approximately 51.77% of the Company’s outstanding common stock at March 31, 2006 and 53.22% at April 30, 2006. The sole general partner of AVF is Asset Value Management, Inc. (“AVM”), a Delaware Corporation and wholly owned subsidiary of Kent Financial Services, Inc. (“Kent”), a Delaware Corporation. Paul O. Koether, Chairman of the Company, is also the Chairman of Kent and the beneficial owner of approximately 54.93% of Kent’s outstanding common stock. Qun Yi Zheng, President of the Company, is also the President of Kent, and Sue Ann Merrill, Chief Financial Officer of the Company, is also the Chief Financial Officer of Kent.

Off-Balance Sheet Arrangements

The Company has no off-balance sheet arrangements.

Item 3.	Controls and Procedures

As of the end of the period covered by this report, the Company carried out, under the supervision and with the participation of the Company’s management, including its Chief Executive Officer and Chief Financial Officer, an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the design and operation of these disclosure controls and procedures are effective. There was no change in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934) during the quarter ended March 31, 2006, that has materially affected or is reasonably likely to materially affect the Company’s internal control over financial reporting.

Compliance with Section 404 of Sarbanes-Oxley Act

In order to achieve compliance with Section 404 of the Sarbanes-Oxley Act of 2002 (the “Act”) by December 31, 2007, the Company expects to begin, in fiscal 2006, the system and process documentation and evaluation needed to comply with Section 404.

PART II.	OTHER INFORMATION

ITEM 1.	Legal Proceedings

None.

ITEM 2.	Unregistered Sale of Equity Securities and Use of Proceeds

Purchase of Equity Securities

In October 2000, the Board of Directors approved a stock repurchase program authorizing the Company to repurchase up to 320,000 shares of its common stock. This program has no expiration date. No shares were acquired in the quarter ended March 31, 2006.

ITEM 3.	Defaults Upon Senior Securities

None.

ITEM 4.	Submission of Matters to a Vote of Security Holders

None.

ITEM 5.	Other Information

None.

ITEM 6.	Exhibits and Reports on Form 8-K

(a)		Exhibits

3.1	(a)	Certificate of Incorporation of Cortech, Inc. as amended.(1)

	(b)	Certificate of Amendment of Certificate of Incorporated of Cortech, Inc.(2)

3.3		Certificate of Designation for Series A Junior Participating Preferred Stock.(3)

3.4		Amended and Restated ByLaws of Cortech, Inc.(4)

10.1		Employment Agreement dated November 25, 2005 between Cortech, Inc., and Dr. Qun Yi Zheng (5)

31.1		Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 ***

31.2		Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 ***

32		Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 ***

(1)	Filed as an exhibit to the Company’s Registration Statement of Form S-1, filed October 13, 1992, file number 33-53244, or amendments thereto and incorporated herein by reference.

(2)	Filed as an exhibit to the Company’s annual report on Form 10-K for the year ended December 31, 1992, and incorporated herein by reference.

(3)	Filed as an exhibit to the Company’s Registration Statement on Form S-8, filed March 29, 1993, file number 33-60242, or amendments thereto and incorporated herein by reference.

(4)	Filed as an exhibit to the Company’s annual report on Form 10-K for the year ended December 31, 1993, and incorporated herein by reference.

(5)	Filed as an exhibit to Cortech, Inc’s. Form 8-K filed on December 1, 2005. **

**	Compensatory Plan

***	Filed herewith.

SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CORTECH, INC.

Date: May 9, 2006	By:	/s/ Sue Ann Merrill
Sue Ann Merrill
Chief Financial Officer, Treasurer and Secretary
(Principal Accounting and Financial Officer and officer duly authorized to sign on behalf of the small business issuer)