Form 10QSB
period 2006-06-30
KENT INTERNATIONAL HOLDINGS INC
filed 2006-08-07
CIK 728478

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-QSB
(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2006

OR

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to ___________.

Commission File No.: 0-20726

Kent International Holdings, Inc.
(Exact name of small business issuer as specified in its charter)

Nevada	20-4888864
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

376 Main Street, PO Box 74, Bedminster, NJ 07921
(Address of principal executive offices)

(908) 234-1881
(Issuer's telephone number)

Cortech, Inc.
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
Yes ☐  No ☐

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date: As of July 31, 2006, the issuer had 3,569,980 shares of its common stock, par value $.002 per share, outstanding.

Transitional Small Business Disclosure Format (check one): Yes ☐  No ☒

PART I.	FINANCIAL INFORMATION
ITEM 1.	Financial Statements

KENT INTERNATIONAL HOLDINGS, INC.
BALANCE SHEET
AS OF JUNE 30, 2006
(in 000’s, except share and per share amounts)
(UNAUDITED)

ASSETS

Current assets:
Cash and cash equivalents	$93
Short-term investments	10,897
Other assets	26

Total assets	$11,016

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accrued liabilities	$95

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $.002 par value; 2,000,000 shares authorized; none issued	-
Common stock, $.002 par value; 5,000,000 shares authorized; 3,569,980 shares issued and outstanding	7
Additional paid-in capital	99,374
Accumulated deficit	(88,460)

Total stockholders’ equity	10,921

Total liabilities and stockholders’ equity	$11,016

See accompanying notes to financial statements.

KENT INTERNATIONAL HOLDINGS, INC.
STATEMENTS OF OPERATIONS
(in 000’s, except per share amounts)
(UNAUDITED)

	Three Months Ended
	June 30,
	2006	2005

Revenues:
Interest	$121	$77

Expenses:
General and administrative	219	96

Loss before income taxes	(98)	(19)
Provision for income taxes	-	1

Net loss	$(98)	$(20)

Basic and diluted net loss per share	$(.03)	$(.01)

Basic and diluted weighted average common shares outstanding	3,574	3,596

See accompanying notes to financial statements.

KENT INTERNATIONAL HOLDINGS, INC.
STATEMENTS OF OPERATIONS
(in 000’s, except per share amounts)
(UNAUDITED)

	Six Months Ended
	June 30,
	2006	2005

Revenues:
Interest	$236	$141

Expenses:
General and administrative	400	180

Loss before income taxes	(164)	(39)
Provision for income taxes	1	1

Net loss	$(165)	$(40)

Basic and diluted net loss per share	$(.05)	$(.01)

Basic and diluted weighted average common shares outstanding	3,585	3,596

See accompanying notes to financial statements.

KENT INTERNATIONAL HOLDINGS, INC.
STATEMENTS OF CASH FLOWS
(in 000’s)
(UNAUDITED)

	Six Months Ended
	June 30,
	2006	2005

Cash flows from operating activities:
Net loss	$(165)	$(40)
Adjustments:
Change in other assets	(19)	(11)
Interest receivable on short-term investments	(5)	-
Change in accrued liabilities	(34)	(20)

Net cash used in operating activities	(223)	(71)

Cash flows from investing activities:
Purchases of short-term investments	(10,871)
Proceeds from short-term investments	10,830	-

Net cash used in investing activities	(41)	-

Cash flows from financing activities:
Repurchase of common stock	(68)	-

Net decrease in cash and cash equivalents	(332)	(71)

Cash and cash equivalents at beginning of period	425	11,382
Cash and cash equivalents at end of period	$93	$11,311

Supplemental disclosure cash flow information:
Cash paid for income taxes	$1	$1

See accompanying notes to financial statements.

KENT INTERNATIONAL HOLDINGS, INC.
NOTES TO FINANCIAL STATEMENTS
(UNAUDITED)

NOTE A - Organization

Cortech, Inc. (“Cortech” or the “Company”) was originally incorporated as a Colorado corporation in 1982 and then reincorporated in Delaware in 1991. On May 25, 2006, Cortech was reincorporated in Nevada by a merger with its wholly owned subsidiary, Kent International Holdings, Inc. The reincorporation effected a change in Cortech’s legal domicile from Delaware to Nevada and a change in the name from Cortech, Inc. to Kent International Holdings, Inc. (“Kent International” or the “Company”). Cortech’s business, assets, liabilities, net worth and headquarters were unchanged as a result of the reincorporation and the directors and officers of Cortech prior to the reincorporation continued to serve Kent International after the reincorporation. In addition, Cortech’s stockholders automatically became stockholders of Kent International on a share-for-share basis. Kent International’s shares continued to be quoted on the Pink Sheets under the new symbol “KNTH.PK” beginning June 8, 2006.

NOTE B - Basis of Presentation

The accompanying unaudited financial statements of Kent International as of June 30, 2006 and for the three and six months ended June 30, 2006 and 2005 reflect all material adjustments consisting of only normal recurring adjustments, which, in the opinion of management, are necessary for a fair presentation of results for the interim periods. Certain information and footnote disclosures required under accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission, although the Company believes that the disclosures are adequate to make the information presented not misleading. These financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2005 as filed with the Securities and Exchange Commission.

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

The results of operations for the three and six months ended June 30, 2006 and 2005 are not necessarily indicative of the results to be expected for the entire year or for any other period.

NOTE C - Related Party Transactions

A monthly management fee of $21,000 is paid to Asset Value Fund Limited Partnership (“AVF”) for management services. These services include, among other things, periodic and other filings with the Securities and Exchange Commission, evaluating merger and acquisition proposals, internal accounting and shareholder relations. The Company believes that the management fee is less than the cost for the Company to perform these services. This arrangement may be terminated at will by either party. AVF is the beneficial owner of approximately 53.22% of the Company’s outstanding Common Stock at June 30, 2006. The sole general partner of AVF is Asset Value Management, Inc. (“AVM”), a Delaware Corporation and wholly-owned subsidiary of Kent Financial Services, Inc. (“Kent”), a Delaware Corporation. Paul O. Koether, Chairman of the Company is also the Chairman of Kent and the beneficial owner of approximately 54.93% of Kent’s outstanding common stock. Qun Yi Zheng, President of the Company is also the President of Kent and Bryan P. Healey, Chief Financial Officer of the Company is also the Chief Financial Officer of Kent.

On May 1, 2006, Kent entered into an employment agreement with Bryan P. Healey, CPA, to be Vice President and Chief Financial Officer of Kent and Kent International for an initial two-year term. Mr. Healey is the son-in-law of Paul O. Koether, Chairman of the Board and Chief Executive Officer of Kent and Kent International.

NOTE D - Common Stock

In October 2000, the Board of Directors approved a stock repurchase program authorizing the Company to repurchase up to 320,000 shares of its Common Stock at prices deemed favorable from time to time in the open market or in privately negotiated transactions subject to market conditions, the Company’s financial position and other considerations. This program has no expiration date. During the quarter ended June 30, 2006, 24,960 shares were acquired resulting in 135,560 shares remaining authorized for repurchase under the program. Between October 2000 and June 30, 2006 a total of 184,440 shares of Common Stock were repurchased for approximately $627,318. All shares repurchased were returned to the status of authorized but unissued shares.

NOTE E - Basic and Diluted Net Loss Per Share

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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005

Average shares outstanding for basic loss per share	3,574	3,596	3,585	3,596

Dilutive effect of stock options	-	-	-	-

Average shares outstanding for dilutive loss per share	3,574	3,596	3,585	3,596

The Company had options to acquire 294,149 and 299,699 shares of common stock outstanding at June 30, 2006 and 2005, respectively. Since the Company had losses in each of the periods presented above, the stock options outstanding would have an anti-dilutive effect on net loss per common share and are not included in the calculation.

NOTE F - Stock Options Plans

Kent International has issued certain common stock options to its employees, directors and consultants. At June 30, 2006, Kent International had 294,149 common stock options outstanding, and none were issued during the three and six months ended June 30, 2006.

Until December 31, 2005, the Company applied Accounting Principles Board Opinion No. 25 and related interpretations in accounting for its common stock options. Accordingly, no compensation cost had been recognized for the common stock options issued.

In December 2004, the FASB issued SFAS No. 123(R), "Share-Based Payment," (“SFAS 123(R)”), a revision of SFAS 123, "Accounting for Stock-Based Compensation.” SFAS 123(R) requires that the compensation cost relating to share-based payment transactions be recognized in financial statements. The compensation cost is measured based on the fair value of the equity or liability instruments issued. SFAS 123(R) was effective as of the beginning of the first interim or annual period beginning after December 15, 2005. Kent International adopted SFAS 123(R) on January 1, 2006. The adoption did not have an impact on the Company’s financial position or results of operations as all stock options granted to date were fully vested prior to January 1, 2006.

NOTE G - New Accounting Pronouncements

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

The following discussion and analysis should be read in conjunction with the Company’s Annual Report on Form 10-KSB for the fiscal year ended December 31, 2005 as well as the Company’s financial statements and notes thereto included elsewhere in this Quarterly Report on Form 10-QSB. When used in this discussion, the word “expects” and similar expressions are intended to identify forward-looking statements. Such statements are subject to risks and uncertainties that could cause actual results to differ materially from those projected. The forward-looking statements contained herein speak only as of the date hereof. The Company expressly disclaims any obligation or undertaking to release publicly any updates or revisions to any forward-looking statements contained herein to reflect any change in the Company’s expectations with regard thereto or any change in events, conditions or circumstances on which any such statement is based.

Organization

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

On May 25, 2006, Cortech was reincorporated in Nevada by a merger with its wholly owned subsidiary, Kent International Holdings, Inc. The reincorporation effected a change in Cortech’s legal domicile from Delaware to Nevada and a change in the name from Cortech, Inc. to Kent International Holdings, Inc. Cortech’s business, assets, liabilities, net worth and headquarters were unchanged as a result of the reincorporation and the directors and officers of Cortech prior to the reincorporation continued to serve Kent International after the reincorporation. In addition, Cortech’s stockholders automatically became stockholders of Kent International on a share-for-share basis.

Business Activities

In November 2005, the Company hired Dr. Qun Yi Zheng as its President. From 1995 to 2005, Dr. Zheng was associated with Pure World, Inc., a leading manufacturer of natural products. Dr. Zheng was President of Pure World from January 2004 until it was sold in July 2005. Under Dr. Zheng’s leadership, Kent International intends to pursue business opportunities in China, Eastern Europe and the United States. The Company may consider potential opportunities in a number of areas including outsourcing for U.S. companies, consulting for U.S. and non U.S. companies interested in cross-border business relationships, surveys of small businesses for sale in China and Eastern Europe and import/export distribution contracts.

The Company does not expect that these activities will generate any revenues for an indefinite period as these efforts are in their early stages. As a result, this program may produce significant losses until such time as meaningful revenues are achieved.

Results of Operations

Kent International had a net loss of $98,000, or $.03 basic and fully diluted loss per share, for the quarter ended June 30, 2006, compared to a net loss of $20,000, or $.01 basic and fully diluted loss per share, for the same period of 2005. For the six months ended June 30, 2006, the Company had a net loss of $165,000, or $.05 basic and fully diluted loss per share, compared to a net loss of $40,000, or $.01 basic and fully diluted loss per share, for the same period of 2005. The increase in the net loss was a result of the Company’s increased personnel and business development expenses which were offset by increased interest revenue on investments and cash equivalents as discussed below.

Revenues

Interest income increased to $121,000 and $236,000 for the three and six months ended June 30, 2006, respectively, from $77,000 and $141,000 for the same periods in 2005. A higher yield on short-term investments and cash equivalents was the reason for the increase.

Expenses

General and administrative expenses were $219,000 and $400,000 in the three and six months ended June 30, 2006 compared to $96,000 and $180,000 in the three and six months ended June 30, 2005, increases of $123,000 and $220,000, respectively. These increases can be attributed to personnel expenses, management fees and other expenses as discussed below.

Personnel expenses for the three months and six months ended June 30, 2006 were $53,000 and $108,000, respectively, relating to the Company’s president who was hired in November 2005. The Company had no personnel expenses in the three and six months ended June 30, 2005. Personnel expenses were responsible for 43% and 49% of the increases in general and administrative expenses for the three and six months ended June 30, 2006 as discussed above.

Management fees increased to $63,000 in the second quarter of 2006 from $45,000 in the second quarter of 2005 due to a $6,000 increase in the monthly management fee paid to an affiliated entity effective September 2005 (See Other Disclosures - Related Party Transactions in the Management’s Discussion and Analysis for more information about Management Fees). Management fees were $126,000 and $90,000 in the six months ended June 30, 2006 and 2005 respectively. The increase in management fees make up 15% and 17% of the increases in general and administrative expenses discussed above.

All other expenses increased to $103,000 and $166,000 for the three and six months ended June 30, 2006 from $51,000 and $90,000 for the three and six months ended June 30, 2005, due primarily to an increase in travel expenses related to business development activities performed by the Company’s Chairman and its President. Additionally, the Company expended $17,000 for legal and regulatory fees in connection with the reincorporation by merger between Cortech and Kent International.

Liquidity and Capital Resources

At June 30, 2006, the Company had cash and cash equivalents of approximately $93,000. Cash and cash equivalents consist of cash held in banks and brokerage firms. The Company had short-term investments, consisting of U.S. treasury bills with original maturities of six months, of approximately $10.897 million at June 30, 2006. Working capital at June 30, 2006 was approximately $10.921 million. Management believes its cash and cash equivalents are sufficient for its operations for the next twelve months and for the costs of seeking an acquisition of or starting an operating business.

Net cash of $223,000 was used in operations for the six months ended June 30, 2006; an increase over the $71,000 used in operations for the six months ended June 30, 2005. This increase resulted primarily from the increased expenses as described in the Expenses section of the Management’s Discussion and Analysis above. Net cash of $71,000 used in operations for the six months ended June 30, 2005 was a result of the net loss for the period coupled with the changes in operating assets and liabilities.

Net cash of $41,000 was used in investing activities for the six months ended June 30, 2006 resulting from the purchases and maturities of short-term investments. There were no cash flows from investing activities reported during the six months ended June 30, 2005.

The Company used $68,000 for financing activities for the six months ended June 30, 2006 to repurchase 24,960 shares of common stock. There were no cash flows from financing activities reported during the six months ended June 30, 2005.

Factors That May Affect Future Results

Future earnings of the Company are dependent on interest rates earned on the Company’s invested balances and expenses incurred. Kent International expects to incur significant expenses in connection with its objective of redeploying its assets into an operating business.

Other Disclosures - Related Party Transactions

A monthly management fee of $21,000 (increased from $15,000 in September 2005) is paid to Asset Value Fund Limited Partnership (“AVF”) for management services. These services include, among other things, periodic and other filings with the Securities and Exchange Commission, evaluating merger and acquisition proposals, internal accounting and shareholder relations. The Company believes that the management fee is less than the cost for the Company to perform these services. This arrangement may be terminated at will by either party. AVF is the beneficial owner of approximately 53.22% of the Company’s outstanding Common Stock at June 30, 2006. The sole general partner of AVF is Asset Value Management, Inc. (“AVM”), a Delaware Corporation and wholly-owned subsidiary of Kent Financial Services, Inc. (“Kent”), a Delaware Corporation. Paul O. Koether, Chairman of the Company is also the Chairman of Kent and the beneficial owner of approximately 54.93% of Kent’s outstanding common stock. Qun Yi Zheng, President of the Company is also the President of Kent and Bryan P. Healey, Chief Financial Officer of the Company is also the Chief Financial Officer of Kent.

On May 1, 2006, Kent entered into an employment agreement with Bryan P. Healey, CPA, to be Vice President and Chief Financial Officer of Kent and Kent International for an initial two-year term. Mr. Healey is the son-in-law of Paul O. Koether, Chairman of the Board and Chief Executive Officer of Kent and Kent International. Mr. Healey receives no compensation from Kent International.

Off-Balance Sheet Arrangements

The Company has no off-balance sheet arrangements.

ITEM 3.	Controls and Procedures

As of the end of the period covered by this report, the Company carried out, under the supervision and with the participation of the Company’s management, including its Chief Executive Officer and Chief Financial Officer, an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the design and operation of these disclosure controls and procedures are effective. There was no change in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934) during the quarter ended June 30, 2006, that has materially affected or is reasonably likely to materially affect the Company’s internal control over financial reporting.

Compliance with Section 404 of Sarbanes-Oxley Act

To achieve compliance with Section 404 of the Sarbanes-Oxley Act of 2002 (the “Act”) by December 31, 2007, the Company expects to begin, in fiscal 2006, the system and process documentation and evaluation needed to comply with Section 404.

PART II.	OTHER INFORMATION
ITEM 1.	Legal Proceedings

None.

ITEM 2.	Unregistered Sale of Equity Securities and Use of Proceeds

Purchase of Equity Securities

Small Business Issuer Purchases of Equity Securities (1)
Common Stock

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
April 1, 2006 - April 30, 2006	24,940	$2.74	24,940	135,580
May 1, 2006 - May 31, 2006	20	2.70	20	135,560
June 1, 2006 - June 30, 2006	-	-	-	135,560
Total	24,960	$2.74	24,960	135,560

(1)	In October 2000, the Board of Directors approved a stock repurchase program authorizing the Company to repurchase up to 320,000 shares of its common stock. This program has no expiration date.

ITEM 3.	Defaults Upon Senior Securities

None.

ITEM 4.	Submission of Matters to a Vote of Security Holders

The Company held its 2006 Annual Meeting of Stockholders on May 22, 2006. Five Directors were elected. The following is a vote tabulation for the nominees:

NOMINEE	FOR	WITHHELD

Paul O. Koether	1,861,166	-
James L. Bicksler, Ph.D.	1,861,166	-
Diarmuid F. Boran	1,861,166	-
Rocco Mastrodomenico	1,861,166	-
Qun Yi Zheng, Ph.D.	1,861,166	-

The shareholders also voted to approve the reincorporation by merger into a newly formed, wholly owned Nevada subsidiary that would survive the merger. The merger changed the state of incorporation from Delaware to Nevada and changed the name of Cortech to Kent International Holdings, Inc. The following is a vote tabulation for the approval:

FOR	AGAINST	WITHHELD

1,861,166	-	-

ITEM 5.	Other Information

None.

ITEM 6.	Exhibits

2.1	Agreement and Plan of Merger dated as of April 28, 2006 by and between Cortech, Inc. and Kent International Holdings, Inc. (1)

2.2	Certificate of Ownership and Merger of Cortech, Inc. with and into Kent International Holdings, Inc., as filed with the Delaware Secretary of State on May 25, 2006. (2)

2.3	Articles of Merger of Cortech, Inc. and Kent International Holdings, Inc., as filed with the Nevada Secretary of State on May 25, 2006. (2)

3.1	Articles of Incorporation of Kent International Holdings, Inc. (1)

3.2	Bylaws of Kent International Holdings, Inc. (1)

3.3	Certificate of Designation for Series A Junior Participating Preferred Stock. (3)

10.1	Employment Agreement dated November 25, 2005 between Cortech, Inc., and Dr. Qun Yi Zheng (4) **

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Filed as an exhibit to the Company’s Definitive Proxy Statement on Form DEF 14C filed April 21, 2006, film number 06771307, and incorporated herein by reference.

(2)	Filed as an exhibit to the Company’s Form 8-K filed on June 2, 2006, and incorporated herein by reference.

(3)	Filed as an exhibit to the Company’s annual report on Form 10-K for the year ended December 31, 1995, and incorporated herein by reference.

(4)	Filed as an exhibit to Cortech, Inc’s. Form 8-K filed on December 1, 2005. **

**	Compensatory Plan

SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

KENT INTERNATIONAL HOLDINGS, INC.

Date: August 7, 2006	By:	/s/ Bryan P. Healey
Bryan P. Healey
Chief Financial Officer, Treasurer and Secretary (Principal Accounting and Financial Officer and officer duly authorized to sign on behalf of the small business issuer)