Form 10QSB
period 2006-09-30
KENT INTERNATIONAL HOLDINGS INC
filed 2006-10-20
CIK 728478

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-QSB

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2006

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
Yes ☐  No ☐

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date: As of September 30, 2006, the issuer had 3,569,956 shares of its common stock, par value $.002 per share, outstanding.

Transitional Small Business Disclosure Format (check one): Yes ☐  No ☒

KENT INTERNATIONAL HOLDINGS, INC.
FORM 10-QSB
For The Quarterly Period Ended September 30, 2006

PART I.	FINANCIAL INFORMATION
ITEM 1.	Financial Statements

KENT INTERNATIONAL HOLDINGS, INC.
BALANCE SHEET
AS OF SEPTEMBER 30, 2006
(in 000’s, except share and per share amounts)
(UNAUDITED)

ASSETS

Current Assets:
Cash and cash equivalents	$31
Short-term investments	10,956
Other current assets	21

Total assets	$11,008

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable and accrued expenses	$105

Stockholders' equity:
Preferred stock, $.002 par value; 2,000,000 shares authorized; none outstanding	-
Common stock, $.002 par value; 5,000,000 shares authorized; 3,569,956 shares issued and outstanding	7
Additional paid-in capital	99,374
Accumulated deficit	(88,478)

Total stockholders' equity	10,903

Total liabilities and stockholders' equity	$11,008

See accompanying notes to financial statements.

KENT INTERNATIONAL HOLDINGS, INC.
STATEMENT OF OPERATIONS
(in 000’s, except per share amounts)
(UNAUDITED)

	Three Months Ended
	September 30,
	2006	2005
Revenues:
Interest	$137	$93
Other income	50	-

Total revenues	187	93

Expenses:
General and administrative	205	82

Income (loss) before income taxes	(18)	11
Provision for income taxes	-	-

Net income (loss)	$(18)	$11

Basic and diluted net income (loss) per common share	$(0.01)	$-

Basic and diluted weighted average number of common common shares outstanding	3,570	3,596

See accompanying notes to financial statements.

KENT INTERNATIONAL HOLDINGS, INC.
STATEMENT OF OPERATIONS
(in 000’s, except per share amounts)
(UNAUDITED)

	Nine Months Ended
	September 30,
	2006	2005
Revenues:
Interest	$373	$234
Other income	50	-

Total revenues	423	234

Expenses:
General and administrative	605	262

Loss before income taxes	(182)	(28)
Provision for income taxes	1	1

Net loss	$(183)	$(29)

Basic and diluted net loss per common share	$(0.05)	$(0.01)

Basic and diluted weighted average number of common common shares outstanding	3,580	3,596

See accompanying notes to financial statements.

KENT INTERNATIONAL HOLDINGS, INC.
STATEMENT OF CASH FLOWS
(in 000’s)
(UNAUDITED)

	Nine Months Ended
	September 30,
	2006	2005
Cash flows from operating activities:
Net loss	$(183)	$(29)
Adjustments to reconcile net loss to net cash used in operating activities:
Interest receivable on short-term investments	(142)
Change in other assets	(14)	(1)
Change in accounts payable and accrued expenses	(24)	(21)

Net cash used in operating activities	(363)	(51)

Cash flows from investing activities:
Purchase of short-term investments	(10,871)
Maturity of short-term investments	10,908	-

Net cash provided by investing activities	37	-

Cash flows from financing activities:
Repurchase of common stock	(68)	-

Net decrease in cash and cash equivalents	(394)	(51)
Cash and cash equivalents at beginning of period	425	11,382

Cash and cash equivalents at end of period	$31	$11,331

Supplemental disclosure of cash flow information:
Cash paid for:
Taxes	$1	$1

See accompanying notes to financial statements.

KENT INTERNATIONAL HOLDINGS, INC.
Notes To Financial Statements
(Unaudited)

NOTE A - Basis of Presentation

The accompanying unaudited financial statements of Kent International (“Kent International” or the “Company”) as of September 30, 2006 and for the three and nine months ended September 30, 2006 and 2005 reflect all material adjustments consisting of only normal recurring adjustments, that, in the opinion of management, are necessary for a fair presentation of results for the interim periods. Certain information and footnote disclosures required under accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission, although the Company believes that the disclosures are adequate to make the information presented not misleading. These financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2005 as filed with the Securities and Exchange Commission.

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

The results of operations for the three and nine months ended September 30, 2006 and 2005 are not necessarily indicative of the results to be expected for the entire year or for any other period.

NOTE B - Related Party Transactions

A monthly management fee of $21,000 is paid to Kent Financial Services, Inc. (“Kent”), a Delaware corporation, for management services. These services include, among other things, periodic and other filings with the Securities and Exchange Commission, evaluating merger and acquisition proposals, internal accounting and shareholder relations. The Company believes that the management fee is less than the cost for the Company to perform these services. This arrangement may be terminated at will by either party. Kent is the beneficial owner of approximately 53.22% of the Company’s outstanding common stock at September 30, 2006. Paul O. Koether, Chairman of the Company is also the Chairman of Kent and the beneficial owner of approximately 55.38% of Kent’s outstanding common stock. Qun Yi Zheng, President of the Company is also the President of Kent and Bryan P. Healey, Chief Financial Officer of the Company is also the Chief Financial Officer of Kent.

On May 1, 2006, Kent entered into an employment agreement with Bryan P. Healey, CPA, to be Vice President and Chief Financial Officer of Kent and Kent International for an initial two-year term. Mr. Healey is the son-in-law of Paul O. Koether, Chairman of the Board and Chief Executive Officer of Kent and Kent International.

NOTE C - Common Stock

In October 2000, the Board of Directors approved a stock repurchase program authorizing the Company to repurchase up to 320,000 shares of its Common Stock at prices deemed favorable from time to time in the open market or in privately negotiated transactions subject to market conditions, the Company’s financial position and other considerations. This program has no expiration date. During the quarter ended September 30, 2006, 24 shares were acquired resulting in 135,536 shares remaining authorized for repurchase under the program. Between October 2000 and September 30, 2006 a total of 184,464 shares of Common Stock were repurchased for approximately $627,329. All shares repurchased were returned to the status of authorized but unissued shares.

NOTE D - Basic and Diluted Net Loss Per Share

The Company reports income (loss) per share under the requirements of Statement of Financial Accounting Standards No. 128, “Earnings per Share”. Basic income (loss) per share includes the weighted average number of common shares outstanding during the year. Diluted income (loss) per share includes the weighted average number of shares outstanding and dilutive potential common shares, such as warrants and options. The Company had 294,149 and 299,699 common stock options outstanding at September 30, 2006 and 2005, respectively. Since the Company had losses in the three and nine months ended September 30, 2006, the stock options outstanding would have an anti-dilutive effect on net loss per share and as such are not included in the calculation.

NOTE E - Stock Options Plans

Kent International has issued certain common stock options to its employees, directors and consultants. At September 30, 2006, Kent International had 294,149 common stock options outstanding, and none were issued during the three and nine months ended September 30, 2006.

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

NOTE F - Transfer of Patent Rights

On September 15, 2006, the Company entered into an asset purchase option agreement to transfer certain patent rights to Accurthera, Inc., a Colorado corporation, for $50,000 paid on September 15, 2006, and an additional $300,000 payable within the following thirty-six (36) months. These patents were previously recorded on the Company’s books at a zero carrying value. The agreement stipulates that Accuthera can terminate the agreement at any time within the thirty-six (36) month period at which time the patent rights would revert back to the Company without any additional payment. The Company has not recorded revenue or a corresponding receivable for the additional payment as its receipt is believed to be uncertain.

NOTE G - Net Operating Loss Carryforwards

As of December 31, 2005, Kent International had approximately $84 million of net operating loss carryforwards (“NOL”) for income tax purposes. In addition, Kent International has approximately $2 million of research and development and foreign tax credit carryforwards available to offset future federal income tax, subject to limitations for alternative minimum tax. The NOL’s and tax credit carryforwards expire in various years from 2006 through 2025. Kent International’s use of operating loss carryforwards and tax credit carryforwards is subject to limitations imposed by the Internal Revenue Code. Management believes that the deferred tax assets as of December 31, 2005 do not satisfy the realization criteria set forth in SFAS No. 109 and has recorded a valuation allowance for the entire net tax asset. By recording a valuation allowance for the entire amount of future tax benefits, the Company has not recognized a deferred tax benefit for income taxes in its statements of operations.

NOTE H - New Accounting Pronouncements

In June 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes - an Interpretation of FASB Statement No. 109.” This Interpretation clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes. This Interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This Interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition.

The evaluation of a tax position in accordance with this Interpretation is a two-step process. The first step is recognition: The enterprise determines whether it is more likely than not that a tax position will be sustained upon examination, including resolution of any related appeals or litigation processes, based on the technical merits of the position. In evaluating whether a tax position has met the more-likely-than-not recognition threshold, the enterprise should presume that the position will be examined by the appropriate taxing authority that has full knowledge of all relevant information. The second step is measurement: A tax position that meets the more-likely-than-not recognition threshold is measured to determine the amount of benefit to recognize in the financial statements. The tax position is measured at the largest amount of benefit that is greater than 50 percent likely of being realized upon ultimate settlement.

Tax positions that previously failed to meet the more-likely-than-not recognition threshold should be recognized in the first subsequent financial reporting period in which that threshold is met. Previously recognized tax positions that no longer meet the more-likely-than-not recognition threshold should be derecognized in the first subsequent financial reporting period in which that threshold is no longer met. Use of a valuation allowance as described in Statement 109 is not an appropriate substitute for the derecognition of a tax position. The requirement to assess the need for a valuation allowance for deferred tax assets based on the sufficiency of future taxable income is unchanged by this Interpretation.

The standard is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2006, although earlier implementation is encouraged. Implementation of this standard is not expected to have an impact on the Company’s financial statements.

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with the Company’s Annual Report on Form 10-KSB for the fiscal year ended December 31, 2005 as well as the Company’s financial statements and notes thereto included elsewhere in this Quarterly Report on Form 10-QSB. Statements in this report relating to future plans, projections, events or conditions are forward-looking statements. Such statements are subject to risks and uncertainties that could cause actual results to differ materially from those described. The Company expressly disclaims any obligation or undertaking to update these statements in the future.

Organization

The Company, previously known as Cortech, Inc., was a biopharmaceutical company whose primary focus had been the discovery and development of novel therapeutics for the treatment of inflammatory disorders. Specifically, Cortech had directed its research and development efforts principally toward protease inhibitors and bradykinin antagonists. These efforts produced certain intellectual property rights.

In response to disappointing test results and its loss of collaborative partner support, Cortech implemented a series of workforce reductions which resulted in the Company having no compensated employees from 1999 until November 2005, and effectively discontinued all internal research and development activities. In addition, in 1998 Cortech decommissioned its laboratories and sold all of its remaining scientific, technical and office equipment. As a result of these actions, Cortech no longer had the staff or operative facilities required to conduct internal research and development activities.

On May 25, 2006, Cortech was reincorporated in Nevada by a merger with its wholly owned subsidiary, Kent International Holdings, Inc. The reincorporation effected a change in Cortech’s legal domicile from Delaware to Nevada and a change in the name from Cortech, Inc. to Kent International Holdings, Inc.

Business Activities

In November 2005, the Company hired Dr. Qun Yi Zheng as its President. From 1995 to 2005, Dr. Zheng was associated with Pure World, Inc., a leading manufacturer of natural products. Dr. Zheng was President of Pure World from January 2004 until it was sold in July 2005. Under Dr. Zheng’s leadership, Kent International intends to pursue business opportunities in China, Eastern Europe and the United States. The Company may consider potential opportunities in a number of areas including, but not limited to, outsourcing for U.S. companies, consulting for U.S. and non U.S. companies interested in cross-border business relationships, surveys of small businesses for sale in China and Eastern Europe and import/export distribution contracts.

The Company does not expect that these activities will generate any revenues for an indefinite period as these efforts are in their early stages. As a result, this program may produce significant losses until such time as meaningful revenues are achieved.

Results of Operations

Kent International had a net loss of $18,000, or $.01 basic and fully diluted loss per share, for the quarter ended September 30, 2006 compared to net income of $11,000, or $0.00 basic and fully diluted income per share, for the same period of 2005. For the nine months ended September 30, 2006, the Company had a net loss of $183,000, or $.05 basic and fully diluted loss per share, compared to a net loss of $29,000, or $.01 basic and fully diluted loss per share, for the same period of 2005. The increase in the net losses were a result of the Company’s increased personnel and business development expenses which were offset by increased interest revenue on investments and cash equivalents and a one-time sale of certain of the Company’s patents as discussed below.

Revenues

Interest income increased to $137,000 and $373,000 for the three and nine months ended September 30, 2006, respectively, from $93,000 and $234,000 for the same periods in 2005. A higher yield on short-term investments and cash equivalents was the reason for the increase.

The Company recorded $50,000 in other income in the three and nine months ended September 30, 2006, related to the one time sale of certain of the Company’s pharmaceutical patent rights to Accuthera, Inc., a Colorado corporation, in September 2006. These patents were previously recorded on the Company’s books at a zero carrying value. The Company did not have any revenues other than interest income during the three and nine months ended September 30, 2005.

Expenses

General and administrative expenses were $205,000 and $605,000 in the three and nine months ended September 30, 2006 compared to $82,000 and $262,000 in the three and nine months ended September 30, 2005, increases of $123,000 and $343,000, respectively. These increases can be attributed to personnel expenses, management fees and other expenses as discussed below.

Personnel expenses for the three and nine months ended September 30, 2006 were $57,000 and $170,000, respectively, relating to salary and associated payroll taxes for the Company’s President who was hired in November 2005. The Company had no personnel expenses in the three and nine months ended September 30, 2005. Personnel expenses were responsible for 46% and 50% of the increases in general and administrative expenses for the three and nine months ended September 30, 2006 as discussed above.

Management fees increased to $63,000 in the third quarter of 2006 from $45,000 in the third quarter of 2005 due to a $6,000 increase in the monthly management fee paid to an affiliated entity effective October 2005 (See Other Disclosures - Related Party Transactions in the Management’s Discussion and Analysis for more information about Management Fees). Management fees were $189,000 and $135,000 in the nine months ended September 30, 2006 and 2005 respectively. The increase in management fees makes up 15% and 16% of the three and nine month increases, respectively, in general and administrative expenses discussed above.

All other expenses increased to $85,000 and $246,000 for the three and nine months ended September 30, 2006 from $37,000 and $127,000 for the three and nine months ended September 30, 2005, due primarily to an increase in travel expenses related to business development activities performed by the Company’s President. Additionally, the Company expended $18,000 for legal and regulatory fees in connection with the reincorporation by merger between Cortech and Kent International.

Liquidity and Capital Resources

At September 30, 2006, the Company had cash and cash equivalents of approximately $31,000. Cash and cash equivalents consist of cash held in banks and brokerage firms. The Company had short-term investments, consisting of U.S. treasury bills with original maturities of six months, of approximately $10.956 million at September 30, 2006. Working capital at September 30, 2006 was approximately $10.903 million. Management believes its cash and cash equivalents are sufficient for its operations for at least the next twelve months and for the costs of seeking an acquisition of or starting an operating business.

Net cash of $363,000 was used in operations for the nine months ended September 30, 2006, an increase of $312,000 over the $51,000 used in operations for the nine months ended September 30, 2005. This increase resulted primarily from the increased expenses as described in the Expenses section of the Management’s Discussion and Analysis above. Net cash of $51,000 used in operations for the nine months ended September 30, 2005 was a result of the net loss for the period coupled with the changes in operating assets and liabilities.

Net cash of $37,000 was provided by investing activities for the nine months ended September 30, 2006 resulting from the purchases and maturities of short-term investments. There were no cash flows from investing activities reported during the nine months ended September 30, 2005.

The Company used $68,000 for financing activities for the nine months ended September 30, 2006 to repurchase 24,984 shares of common stock. There were no cash flows from financing activities reported during the nine months ended September 30, 2005.

Factors That May Affect Future Results

Future earnings of the Company are dependent on interest rates earned on the Company’s invested balances and expenses incurred. Kent International expects to incur significant expenses in connection with its objective of redeploying its assets into an operating business.

Other Disclosures - Related Party Transactions

A monthly management fee of $21,000 is paid to Kent Financial Services, Inc. (“Kent”), a Delaware corporation, for management services. These services include, among other things, periodic and other filings with the Securities and Exchange Commission, evaluating merger and acquisition proposals, internal accounting and shareholder relations. The Company believes that the management fee is less than the cost for the Company to perform these services. This arrangement may be terminated at will by either party. Kent is the beneficial owner of approximately 53.22% of the Company’s outstanding common stock at September 30, 2006. Paul O. Koether, Chairman of the Company is also the Chairman of Kent and the beneficial owner of approximately 55.38% of Kent’s outstanding common stock. Qun Yi Zheng, President of the Company is also the President of Kent and Bryan P. Healey, Chief Financial Officer of the Company is also the Chief Financial Officer of Kent.

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

As of the end of the period covered by this report, the Company carried out, under the supervision and with the participation of the Company’s management, including its Chief Executive Officer and Chief Financial Officer, an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the design and operation of these disclosure controls and procedures are effective. There was no change in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934) during the quarter ended September 30, 2006, that has materially affected or is reasonably likely to materially affect the Company’s internal control over financial reporting.

Compliance with Section 404 of Sarbanes-Oxley Act

To achieve compliance with Section 404 of the Sarbanes-Oxley Act of 2002 (the “Act”) by December 31, 2007, the Company expects to begin, in fiscal 2007, the system and process documentation and evaluation needed to comply with Section 404.

PART II.	OTHER INFORMATION
ITEM 1.	Legal Proceedings

None.

ITEM 2.	Unregistered Sale of Equity Securities and Use of Proceeds

Purchase of Equity Securities

Small Business Issuer Purchases of Equity Securities (1)
Common Stock

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
July 1, 2006 - July 31, 2006	-	-	-	135,560
August 1, 2006 - August 31, 2006	-	-	-	135,560
September 1, 2006 - September 30, 2006	24	$2.54	24	135,536
Total	24	$2.54	24	135,536

(1)	In October 2000, the Board of Directors approved a stock repurchase program authorizing the Company to repurchase up to 320,000 shares of its common stock. This program has no expiration date.

ITEM 3.	Defaults Upon Senior Securities

None.

ITEM 4.	Submission of Matters to a Vote of Security Holders

None.

ITEM 5.	Other Information

On September 15, 2006, the Company entered into an asset purchase option agreement to transfer certain patent rights to Accurthera, Inc., a Colorado corporation, for $50,000 paid on September 15, 2006, and an additional $300,000 payable within the following thirty-six (36) months. These patents were previously recorded on the Company’s books at a zero carrying value. The agreement stipulates that Accuthera can terminate the agreement at any time within the thirty-six (36) month period at which time the patent rights would revert back to the Company without any additional payment. The Company has not recorded revenue or a corresponding receivable for the additional payment as its receipt is believed to be uncertain.

ITEM 6.	Exhibits

2.1	Agreement and Plan of Merger dated as of April 28, 2006 by and between Cortech, Inc. and Kent International Holdings, Inc. (1)

2.2	Certificate of Ownership and Merger of Cortech, Inc. with and into Kent International Holdings, Inc., as filed with the Delaware Secretary of State on May 25, 2006. (2)

2.3	Articles of Merger of Cortech, Inc. and Kent International Holdings, Inc., as filed with the Nevada Secretary of State on May 25, 2006. (2)

3.1	Articles of Incorporation of Kent International Holdings, Inc. (1)

3.2	Bylaws of Kent International Holdings, Inc. (1)

3.3	Certificate of Designation for Series A Junior Participating Preferred Stock. (3)

10.1	Employment Agreement dated November 25, 2005 between Cortech, Inc., and Dr. Qun Yi Zheng (4) **

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Filed as an exhibit to the Company’s Definitive Information Statement on Form DEF 14C filed April 21, 2006, film number 06771307, and incorporated herein by reference.

(2)	Filed as an exhibit to the Company’s Form 8-K filed on June 2, 2006, and incorporated herein by reference.

(3)	Filed as an exhibit to the Company’s annual report on Form 10-K for the year ended December 31, 1995, and incorporated herein by reference.

(4)	Filed as an exhibit to Cortech, Inc’s. Form 8-K filed on December 1, 2005. **

**	Compensatory Plan

SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

KENT INTERNATIONAL HOLDINGS, INC.

Date: October 20, 2006	By:	/s/ Bryan P. Healey
Bryan P. Healey
Chief Financial Officer, Treasurer and Secretary
(Principal Accounting and Financial Officer and officer duly authorized to sign on behalf of the small business issuer)