Form 10KSB
period 2006-12-31
KENT INTERNATIONAL HOLDINGS INC
filed 2007-03-30
CIK 728478

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB
MARK ONE:

☒	Annual Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934.
For the Fiscal year ended December 31, 2006

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

Common Stock, par value $.002 per share
(Title of Class)

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. ☐

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

The issuer’s revenues for the fiscal year ended December 31, 2006 were approximately $564,000.

As of February 28, 2007, there were 3,569,956 shares of common stock outstanding. The aggregate market value of the common stock held by non-affiliates of the issuer, based upon the closing sale price on The Pink Sheets on February 28, 2007, was approximately $4.3 million.

Transitional Small Business Disclosure Format Yes ☐  No ☒

Portions of the following documents are incorporated by reference in this Report on Form 10-KSB:

1.
Information required under Part III of this report is incorporated by reference from the Registrant’s Information Statement for the Registrants Annual Meeting of Stockholders to be held on May 21, 2007.

PART I
Item 1. -	DESCRIPTION OF BUSINESS

General

Except for the historical information contained herein, the matters discussed in this Annual Report on Form 10-KSB are forward-looking statements that involve risks and uncertainties. For a discussion of certain factors which may affect the outcome projected in such statements, see Item 6 (“Management’s Discussion and Analysis of Financial Condition and Results of Operations”) of this Annual Report, as well as factors noted in the balance of this Item 1 (“Description of Business”). Actual results may differ materially from those projected. These forward-looking statements represent the Company’s judgment as of the date of the filing of this Annual Report. The Company disclaims, however, any intent or obligation to update these forward-looking statements.

Background

Kent International Holdings, Inc. (“Kent International” or “Company”), previously known as Cortech, Inc. (“Cortech”), was a biopharmaceutical company whose primary focus had been the discovery and development of novel therapeutics for the treatment of inflammatory disorders. Cortech was incorporated in 1982 in Colorado and reincorporated in Delaware in 1991. Specifically, Cortech had directed its research and development efforts principally toward protease inhibitors and bradykinin antagonists. Although these efforts produced certain intellectual property rights, these rights are currently recorded at nil value as the Company is not currently marketing them.

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

On August 9, 2006 and November 11, 2006, the Company incorporated in Nevada two wholly owned subsidiaries named Kent MediChem China, Inc. and Kent Laboratories China, Inc., respectively. These subsidiaries are currently inactive.

Business Development Activities

In November 2005, the Company hired Dr. Qun Yi Zheng as its President. Under Dr. Zheng, Kent International intends to pursue business opportunities in China and the United States. The Company may consider potential opportunities in a number of areas including outsourcing for U.S. companies, consulting for U.S. and non U.S. companies interested in cross-border business relationships, surveys of small businesses for sale in China and the U.S. and import/export distribution contracts.

Social Networking Website

Kent International is developing a niche social networking website, www.chinauspals.com, designed to promote cultural exchange between the citizens of the United States and those of the People’s Republic of China. Membership to the site will be free, thus, any potential revenues will be derived from advertisements placed on the site by third parties. The site will provide users with access to other users’ personal profiles and enable the user to send private messages to other registered users of similar interests in order to develop lasting friendships or simply attain a pen pal. Chinauspals.com will also feature user generated discussion forums and the ability to view content in both English and Simplified Chinese. A beta version of the site was launched in February 2007 and a fully operational version is expected to be launched by July 2007; however, possible technical, political and personnel issues may lead to delays beyond July 2007.

Search for Business Partner

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

The Company has not identified the particular business in which it will seek to engage, nor has it conducted any market studies with respect to any business or industry to evaluate the possible merits or risks of the target business or industry in which the Company ultimately may operate. To the extent the Company enters into a business combination with a financially unstable company or an entity in its early stage of development or growth, including entities without established records of revenues or earnings, or starts its own new business, the Company will become subject to numerous risks inherent in the business and operations of financially unstable and early stage or developing companies. In addition, to the extent that the Company effects a business combination with an entity in an industry characterized by a high level of risk or starts its own new business in such an industry, the Company will become subject to the currently unascertainable risks of that industry. An extremely high level of risk frequently characterizes certain industries that experience rapid growth. In addition, although the Company will endeavor to evaluate the risks inherent in a particular industry or target business, the Company cannot assure you that it will properly ascertain or assess all significant risk factors.

Sources of target businesses

Kent International anticipates that target business candidates may be brought to the Company’s attention from various unaffiliated sources, including securities broker-dealers, investment bankers, private equity groups, venture capitalists, bankers and other members of the financial community, who may present solicited or unsolicited proposals. The Company’s officers and directors and their affiliates may also bring to the Company’s attention target business candidates. The Company has entered into non-exclusive agreements with several finders and investment bankers specializing in Asian enterprises and may engage such firms in the future for which the Company may pay a finder's fee or other compensation if a transaction is completed.

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

Risk Factors

Our business development activities and website produce losses

The Company has had net losses of $84,000 and $212,000 in 2005 and 2006, respectively. At December 31, 2006, the accumulated deficit was $88,507,000. The Company does not expect that its business development activity or social networking website will generate any significant revenues for an indefinite period as these efforts are in their early stages. As a result, these activities will produce losses until such time as meaningful revenues are achieved.

Our social networking website might not be viewable in China and will continue to produce losses for an indefinite period.

We face the risk that our website will not be viewable in China or will be deliberately blocked by the government of the People’s Republic of China. Internet usage and content are heavily regulated in China and compliance with these laws and regulations may cause us to change or limit our business practices in a manner adverse to our business.

The expenses related to identifying a target business and to complete a business combination will increase the losses of the Company.

Until presented with a specific opportunity for a business combination, the Company is unable to ascertain with any degree of certainty the time and costs required to select and evaluate a target business and to structure and complete the business combination. Any costs incurred in connection with the identification and evaluation of a prospective target business with which a business combination is not ultimately completed will result in a loss to the Company and reduce the amount of capital otherwise available to complete a business combination and thereafter operate the acquired business. Kent International cannot assure you that it will be successful in identifying a target business and completing a business combination on terms favorable to its stockholders, if at all.

The tax treatment of a potential business combination is not clear.

The Company will endeavor to structure a business combination so as to achieve the most favorable tax treatment to it and to the target business and the stockholders of both companies. Kent International cannot assure you; however, that the Internal Revenue Service or appropriate state tax authorities will agree with the Company’s tax treatment of the business combination.

We have limited ability to evaluate the target business' management; we cannot anticipate what role, if any, the Company’s management will play in a combined business and whether our management has the necessary experience to manage the combined business; we do not know if we will be able to recruit more management if necessary.

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

In our search for an appropriate combination partner, we will have to compete with other entities with more experience and greater resources; after a successful business combination we will have to face the competitors of the operating company we combine with.

The Company may encounter intense competition from other entities seeking to combine with a privately held operating company. Many of these entities, including financial consulting companies and venture capital firms, have longer operating histories and have extensive experience in identifying and effecting business combinations. Many of these competitors also possess significantly greater financial, technical and other resources than does the Company. Kent International cannot assure you that it will be able to effectively compete with these entities. Consequently, Kent International may acquire a company with less favorable prospects then it would otherwise prefer, thus making its long-term prospects for success less likely.

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

The Pink Sheets are characterized by high volatility which may negatively affect our stock price.

Our common stock is quoted on the Pink Sheets under the symbol “KNTH”. The Pink Sheets and the price of our common stock are characterized by high volatility. The Company cannot guarantee any market for its shares of common stock, and cannot guarantee that any stable market for its shares of common stock will develop or be sustained. The Company cannot predict the effect, if any, that our business activities or a business combination might have on the market price.

Employees

As of December 31, 2006, Dr. Qun Yi Zheng, Kent International’s President, was its only compensated employee.

ITEM 2. -	DESCRIPTION OF PROPERTY

None

ITEM 3. -	LEGAL PROCEEDINGS

None

ITEM 4. -	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

PART II

ITEM 5. -	MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Shareholders of Record

At February 28, 2007, the Company had approximately 398 stockholders of record.

Market Information

On July 22, 2005, the Company received notice from The Nasdaq Stock Market, Listing Qualification Department, that the staff had determined that the Company’s securities would be delisted from The Nasdaq SmallCap Market. The Company’s securities were delisted at the opening of business on August 2, 2005. The Company did not appeal the staff’s determination. Since August 2, 2005, the Company’s common stock has been quoted on The Pink Sheets, first under the symbol “CRTQ” and then, effective June 8, 2006, under the symbol “KNTH”. The table below lists the high and low bid prices for the common stock as reported by Nasdaq and in The Pink Sheets for the periods indicated. These prices represent inter-dealer quotations without retail markups, markdowns or commissions, and may not represent actual transactions.

Calendar Quarter Ended:		High	Low

2006	March 31	$2.72	$1.50
	June 30	2.71	1.50
	September 30	2.67	2.25
	December 31	2.65	2.45

2005	March 31	$3.25	$2.95
	June 30	3.31	2.95
	September 30	3.55	2.00
	December 31	2.83	1.50

Dividends

The Company has not paid any cash dividends on its common stock since its inception and does not anticipate paying any cash dividends in the foreseeable future.

Repurchase Plans

In October 2000, the Board of Directors approved a stock repurchase program authorizing the Company to repurchase up to 320,000 shares of its Common Stock at prices deemed favorable from time to time in the open market or in privately negotiated transactions subject to market conditions, the Company’s financial position and other considerations. This program has no expiration date. Although no shares were repurchased during the quarter ended December 31, 2006, between October 2000 and December 31, 2006 a total of 184,464 shares of Common Stock were repurchased for approximately $627,328, resulting in 135,536 shares remaining authorized for repurchase under the program. All shares repurchased were returned to the status of authorized but unissued shares.

Equity Compensation Plan Information

The following table sets forth information about the shares of the Company’s common stock that may be issued upon the exercise of options granted to employees under the Company’s 1986 Stock Option Plan, the Company’s 1993 Equity Incentive Option Plan, the Company’s 1992 Non-employee Directors’ Stock Option Plan as well as other options awarded to Directors and consultants:

Plan Category	(a) Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	(b) Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	(c) Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans Excluding Securities Reflected in Column (a)

Equity Compensation Plans Approved by Security Holders

1986 Stock Option Plan	100,000	$3.50	200,000

1993 Equity Incentive Plan	190,000	3.52

1992 Non-employee Directors' Stock Option Plan	850	7.34

Equity Compensation Plans not Approved by Security Holders

Options awarded to certain Directors and consultants	300	7.34	-

Total	291,150	$3.53	200,000

The Company’s 1986 Stock Option Plan (“1986 Plan”) authorizes the grant of stock options to officers and employees of the Company to purchase an aggregate of 300,000 shares of common stock. On December 19, 1997, the Board of Directors effectively suspended future grants of options under the 1986 Plan to the extent that any such grant would increase the shares subject to outstanding grants above the amount as of such date. On June 19, 2000, the Board of Directors restored the 1986 Plan. In 2000, 230,000 stock options were issued under the 1986 Plan at prices ranging from $3.50 to $3.6875, the approximate fair market values at the time of grant. No options were granted in 2006 or 2005.

The Company’s 1993 Equity Incentive Plan (“1993 Plan”), approved by the stockholders on May 10, 1994, authorizes the issuance of 340,000 shares through the grant of options to purchase common stock, stock bonuses, and rights to purchase restricted stock. On December 19, 1997, the Board of Directors effectively suspended further grants of options under the 1993 Plan to the extent that any such grant would increase the shares subject to outstanding grants above the figures as of such date. On June 19, 2000, the Board of Directors restored the 1993 Plan. In 2000, 150,000 stock options were issued under this plan at $3.50 per share, the approximate fair market value at the time of grant. The 1993 Plan was terminated on December 9, 2003 and no further options may be awarded under this plan.

The stock options granted under either plan may be incentive stock options (“ISO”) or nonstatutory stock options (“NSO”). The Board of Directors may set the rate at which the options expire, subject to limitations discussed below. However, no options shall be exercisable after the tenth anniversary of the date of grant or, in the case of ISOs, three months following termination of employment, except in cases of death or disability, for which the time or exercisability is extended. In the event of dissolution, liquidation or other corporate reorganization, all stock options outstanding under the 1986 Plan and the 1993 Plan would become exercisable in full.

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

Each of these plans also provides for stock appreciation rights, which may be granted with respect to any stock option. No stock appreciation rights have been granted through December 31, 2006.

The Company’s 1992 Non-employee Directors’ Stock Option Plan (“1992 Plan”) authorizes the granting of options to purchase up to 80,000 shares of common stock to the non-employee directors of the Company. The plan was originally approved by the stockholders on May 17, 1993, and an amendment to the plan was approved by the stockholders on May 10, 1994. The 1992 Plan was terminated on December 31, 1997 and no further options may be awarded under this plan.

ITEM 6. -	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with the Company’s Financial Statements and Notes thereto included elsewhere in this Form 10-KSB. Statements in this report relating to future plans, projections, events or conditions are forward-looking statements. Such statements are subject to risks and uncertainties that could cause actual results to differ materially from those projected and include, but are not limited to, the risks discussed below, the risks discussed in the section of this Form 10-KSB entitled “Description of Business” and risks discussed elsewhere in this Form 10-KSB. The Company expressly disclaims any obligation or undertaking to update these statements in the future.

Organization

The Company, previously known as Cortech, Inc., was a biopharmaceutical company whose primary focus had been the discovery and development of novel therapeutics for the treatment of inflammatory disorders. Specifically, Cortech had directed its research and development efforts principally toward protease inhibitors and bradykinin antagonists. Although these efforts produced certain intellectual property rights, these rights are currently recorded at nil value as the Company is not currently marketing them.

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

On August 9, 2006 and November 11, 2006, the Company incorporated in Nevada two wholly owned subsidiaries named Kent MediChem China, Inc. and Kent Laboratories China, Inc., respectively. These subsidiaries are currently inactive.

Business Activities

In November 2005, the Company hired Dr. Qun Yi Zheng as its President. From 1995 to 2005, Dr. Zheng was associated with Pure World, Inc., a leading manufacturer of natural products. Dr. Zheng was President of Pure World from January 2004 until it was sold in July 2005. Under Dr. Zheng, Kent International intends to pursue business opportunities in China and the United States. The Company may consider potential opportunities in a number of areas including, but not limited to, outsourcing for U.S. companies, consulting for U.S. and non U.S. companies interested in cross-border business relationships, surveys of small businesses for sale in China and the United States and import/export distribution contracts.

Additionally, Kent International is developing a niche social networking website, www.chinauspals.com, designed to promote cultural exchange between the citizens of the United States and those of the People’s Republic of China. Membership to the site will be free, thus, any potential revenues will be derived from advertisements placed on the site by third parties. The site will provide users with access to other users’ personal profiles and enable the user to send private messages to other registered users of similar interests in order to develop lasting friendships or simply attain a pen pal. Chinauspals.com will also feature user generated discussion forums and the ability to view content in both English and Simplified Chinese. A beta version of the site was launched in February 2007 and a fully operational version is expected to be launched by July 2007; however, possible technical, political and personnel issues may lead to delays beyond July 2007.

We face the risk that our website will not be viewable in China or will be deliberately blocked by the government of the People’s Republic of China. Internet usage and content are heavily regulated in China and compliance with these laws and regulations may cause us to change or limit our business practices in a manner adverse to our business.

The Company does not expect that these activities will generate any significant revenues for an indefinite period as these efforts are in their early stages. As a result, these programs may produce significant losses until such time as meaningful revenues are achieved.

Results of Operations

Kent International had a net loss of $212,000, or $.06 basic and fully diluted loss per share, for the year ended December 31, 2006 compared to a net loss of $84,000, or $0.02 basic and fully diluted income per share, for the year ended December 31, 2005. The increase in the net loss was a result of the Company’s increased personnel and business development expenses which were offset by increased interest revenue on investments and cash equivalents and a one-time sale of certain of the Company’s patents as discussed below.

Revenues

Revenues were $564,000 and $337,000 for the years ended December 31, 2006 and 2005, respectively. Interest income increased to $512,000 in 2006 from $326,000 in 2005 due to higher yields on invested balances. The Company recorded $52,000 in other income in 2006, of which $50,000 was related to the one time sale of certain of the Company’s pharmaceutical patent rights to Accuthera, Inc., a Colorado corporation, in September 2006. In 2005, other income of $11,000 was earned in connection with a patent licensing agreement . These patents were previously recorded on the Company’s books at a zero carrying value and the Company does not anticipate significant earnings in the future in connection with either agreement.

Expenses

General and administrative expenses were $775,000 in 2006 compared to $420,000 in 2005. This increase can be attributed to personnel expenses, management fees and other expenses as discussed below.

Management fees increased to $252,000 in 2006 from $204,000 in 2005 due to a $6,000 increase, effective September 2005, in the monthly management fee paid to an affiliated entity. (See Other Disclosures - Related Party Transactions in this Item 6 for more information about Management Fees.)

Personnel expenses for 2006 were approximately $210,000, relating to salary and associated payroll taxes for the Company’s President who was hired in November 2005. In 2005, personnel expenses were approximately $35,900. Personnel expenses were responsible for 49% of the increase in general and administrative expenses for the year ended December 31, 2006 as discussed above.

All other expenses increased to $313,000 for the year ended December 31, 2006 from $180,100 for the year ended December 31, 2005, due primarily to an increase in travel expenses related to business development activities performed by the Company’s President. Additionally, the Company expended $18,000 in 2006 for legal and regulatory fees in connection with the reincorporation by merger between Cortech and Kent International.

Liquidity and Capital Resources

At December 31, 2006, the Company had cash and cash equivalents of $26,000. Cash and cash equivalents consist of cash held in banks and brokerage firms. The Company had short-term investments, consisting of U.S. treasury bills with original maturities of six months, of $10.9 million at December 31, 2006. Working capital at December 31, 2006 was approximately $10.8 million. Management believes its cash and cash equivalents are sufficient for its business activities for the at least the next 12 months and for the costs of seeking an acquisition of an operating business.

Net cash of $290,000 was used in operations during 2006, an increase of $187,000 over the $103,000 used in operations during 2005. This increase resulted primarily from the increased expenses as described in the Expenses section of the Management’s Discussion and Analysis above. Net cash used in operations during 2005 was primarily the result of the net loss.

Net cash of $41,000 was used for investing activities in 2006 principally for development of the social networking website.

The Company used $68,000 for financing activities for the year ended December 31, 2006 to repurchase 24,984 shares of common stock compared to $3,000 to repurchase 1,000 shares during 2005.

Factors Which May Affect Future Results

Future earnings of the Company are dependent on interest rates earned on the Company’s invested balances and expenses incurred. The Company expects to incur significant expenses in connection with its objective of redeploying its assets into an operating business.

Other Disclosures - Related Party Transactions

A monthly management fee of $21,000 is paid to Kent Financial Services, Inc. (“Kent”), a Nevada corporation, for management services. These services include, among other things, periodic and other filings with the Securities and Exchange Commission, evaluating merger and acquisition proposals, internal accounting and shareholder relations. The Company believes that the management fee is less than the cost for the Company to perform these services. This arrangement may be terminated at will by either party. Kent was the beneficial owner of approximately 53.22% of the Company’s outstanding common stock at December 31, 2006. Paul O. Koether, Chairman of the Company is also the Chairman of Kent and the beneficial owner of approximately 55.38% of Kent’s outstanding common stock. Qun Yi Zheng, President of the Company is also the President of Kent and Bryan P. Healey, Chief Financial Officer of the Company is also the Chief Financial Officer of Kent.

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

Other Matters

As of December 31, 2006, Kent International had approximately $80.9 million of net operating loss carryforwards (“NOL”) for income tax purposes. In addition, Kent International has approximately $2.2 million of research and development and foreign tax credit carryforwards available to offset future federal income tax, subject to limitations for alternative minimum tax. The NOLs and tax credit carryforwards expire in various years from 2007 through 2025. Kent International’s use of operating loss carryforwards and tax credit carryforwards is subject to limitations imposed by the Internal Revenue Code. Management believes that the deferred tax assets as of December 31, 2006 do not satisfy the realization criteria set forth in SFAS No. 109 and has recorded a valuation allowance for the entire net tax asset. By recording a valuation allowance for the entire amount of future tax benefits, the Company has not recognized a deferred tax benefit for income taxes in its statements of operations.

ITEM 7. -	FINANCIAL STATEMENTS

The financial statements filed with this item are listed below:

Reports of Independent Registered Public Accounting Firms

Financial Statements:

Consolidated Balance Sheet as of December 31, 2006

Consolidated Statements of Operations for the Years ended December 31, 2006 and 2005

Consolidated Statements of Cash Flows for the Years ended December 31, 2006 and 2005

Consolidated Statements of Stockholders’ Equity for the Years ended December 31, 2006 and 2005

Notes to Consolidated Financial Statements

Report of Independent Registered Public Accounting Firm

To the Stockholders’ and Board of Directors of Kent International Holdings, Inc.

We have audited the accompanying consolidated balance sheet of Kent International Holdings, Inc. (formerly Cortech, Inc.) as of December 31, 2006 and the related consolidated statements of operations, stockholders’ equity, and cash flows for the year ended December 31, 2006. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Kent International Holdings, Inc. (formerly Cortech, Inc.) as of December 31, 2006, and the results of their operations and their cash flows for the year ended December 31, 2006, in conformity with U.S. generally accepted accounting principles.

/s/ Paritz & Company, P.A.

March 27, 2007
Hackensack, New Jersey

Report of Independent Registered Public Accounting Firm

To the Stockholders’ and Board of Directors of Kent International Holdings, Inc.

We have audited the accompanying statements of operations, stockholders’ equity, and cash flows of Kent International Holdings, Inc. (formerly Cortech, Inc.) for the year ended December 31, 2005. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the results of operations and cash flows of Kent International Holdings, Inc. (formerly Cortech, Inc.) for the year ended December 31, 2005, in conformity with U.S. generally accepted accounting principles.

/s/ Amper, Politziner & Mattia, P.C.

March 9, 2006
Edison, New Jersey

KENT INTERNATIONAL HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET
As of December 31, 2006
(in thousands, except share and per share amounts)

ASSETS

Current Assets:
Cash and cash equivalents	$26
Short-term investments	10,862
Prepaid expenses and other current assets	21

Total current assets	10,909

Property and equipment	34

Other assets	5

Total assets	$10,948

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable and accrued expenses	$74

Stockholders' equity:
Preferred stock, $.002 par value; 2,000,000 shares authorized; none outstanding	-
Common stock, $.002 par value; 10,000,000 shares authorized; 3,569,956 shares issued and outstanding	7
Additional paid-in capital	99,374
Accumulated deficit	(88,507)

Total stockholders' equity	10,874

Total liabilities and stockholders' equity	$10,948

See accompanying notes to consolidated financial statements.

KENT INTERNATIONAL HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)

	Year Ended December 31,
	2006	2005
Revenues:
Interest	$512	$326
Sale of patent rights	50
Other income	2	11

Total revenues	564	337

Expenses:
General and administrative	775	420

Loss before income taxes	(211)	(83)
Provision for income taxes	1	1

Net loss	$(212)	$(84)

Basic and diluted net loss per common share	$(0.06)	$(0.02)

Basic and diluted weighted average number of common shares outstanding	3,577	3,596

See accompanying notes to consolidated financial statements.

KENT INTERNATIONAL HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year Ended December 31,
	2006	2005
Cash flows from operating activities:
Net loss	$(212)	$(84)
Adjustments to reconcile net loss to net cash used in operating activities:
Interest receivable on short-term investments	(4)
Change in prepaid expenses and other current assets	(14)	(5)
Change in other assets	(5)
Change in accounts payable and accrued expenses	(55)	(14)

Net cash used in operating activities	(290)	(103)

Cash flows from investing activities:
Purchase of short-term investments	(21,708)	(10,851)
Maturity and sale of short-term investments	21,701
Acquisition of property and equipment	(34)

Net cash used in investing activities	(41)	(10,851)

Cash flows from financing activities:
Repurchase of common stock	(68)	(3)

Net cash used in financing activities	(68)	(3)

Net decrease in cash and cash equivalents	(399)	(10,957)
Cash and cash equivalents at beginning of year	425	11,382

Cash and cash equivalents at end of year	$26	$425

Supplemental disclosure of cash flow information:
Cash paid for:
Taxes	$1	$1

See accompanying notes to consolidated financial statements.

KENT INTERNATIONAL HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(in thousands)

			Additional
	Common Stock		Paid in	Accumulated
	Shares	Amount	Capital	Deficit	Total

Balance December 31, 2004	3,596	$7	$99,445	$(88,211)	$11,241

Repurchase of common stock	(1)		(3)		(3)

Net loss				(84)	(84)

Balance December 31, 2005	3,595	7	99,442	(88,295)	11,154

Repurchase of common stock	(25)		(68)		(68)

Net loss				(212)	(212)

Balance December 31, 2006	3,570	$7	$99,374	$(88,507)	$10,874

See accompanying notes to consolidated financial statements.

KENT INTERNATIONAL HOLDINGS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2006 and 2005

NOTE 1 -	Organization and Nature of Business

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

Nature of Business and Associated Risk

In November 2005, the Company hired Dr. Qun Yi Zheng as its President. From 1995 to 2005, Dr. Zheng was associated with Pure World, Inc., a leading manufacturer of natural products. Dr. Zheng was President of Pure World from January 2004 until it was sold in July 2005. Under Dr. Zheng, Kent International intends to pursue business opportunities in China and the United States. The Company may consider potential opportunities in a number of areas including, but not limited to, outsourcing for U.S. companies, consulting for U.S. and non U.S. companies interested in cross-border business relationships, surveys of small businesses for sale in China and the United States and import/export distribution contracts.

Additionally, Kent International is developing a niche social networking website, www.chinauspals.com, designed to promote cultural exchange between the citizens of the United States and those of the People’s Republic of China. Membership to the site will be free, thus, any potential revenues will be derived from advertisements placed on the site by third parties. The site will provide users with access to other users’ personal profiles and enable the user to send private messages to other registered users of similar interests in order to develop lasting friendships or simply attain a pen pal. Chinauspals.com will also feature user generated discussion forums and the ability to view content in both English and Simplified Chinese. A beta version of the site was launched in February 2007 and a fully operational version is expected to be launched by July 2007; however, possible technical, political and personnel issues may lead to delays beyond July 2007.

We face the risk that our website will not be viewable in China or will be deliberately blocked by the government of the People’s Republic of China. Internet usage and content are heavily regulated in China and compliance with these laws and regulations may cause us to change or limit our business practices in a manner adverse to our business.

The Company does not expect that these activities will generate any significant revenues for an indefinite period as these efforts are in their early stages. As a result, these programs may produce significant losses until such time as meaningful revenues are achieved.

NOTE 2 -	Significant Accounting Policies

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

Principles of Consolidation

The consolidated financial statements include the accounts of Kent International Holdings, Inc. (the “Company” or “Kent International”) and its wholly owned subsidiaries, Kent MediChem China, Inc. and Kent Laboratories China, Inc. Intercompany balances and transactions between the Company and its subsidiaries have been eliminated.

Cash and Cash Equivalents

Cash and cash equivalents consist of cash in banks and brokerage firms.

Short-term Investments

Short-term investments consist of U.S. Treasury Bills with original maturities of six months and are valued at cost plus accrued interest, which approximates fair value.

Website Development Costs

The Company has capitalized certain website development and equipment costs totaling approximately $33,523 during 2006. The estimated useful life of costs capitalized is evaluated for each specific component and ranges from three to five years. Capitalized website development and equipment costs are included in property and equipment, net.

Basic and Diluted Net Loss Per Share

Basic loss per common share is computed by dividing the net loss by the weighted-average number of common shares outstanding. Diluted loss per share is computed by dividing the net loss by the sum of the weighted-average number of common shares outstanding plus the dilutive effect of shares issuable through the exercise of stock options.

We have excluded 291,150 and 357,130 Common Stock options from the calculation of diluted loss per share for the years ended December 31, 2006 and 2005, respectively, which, if included, would have an antidilutive effect.

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

New Accounting Pronouncements

In May 2005, the FASB issued Statement 154, “Accounting Changes and Error Corrections, a replacement of APB Opinion No. 20 and FASB Statement No. 3.” The standard requires retrospective application to prior periods’ financial statements of a voluntary change in accounting principle unless it is deemed impracticable. The standard states that a change in method of depreciation, amortization or depletion for long-lived, non-financial assets be accounted for as a change in accounting estimate that is affected by a change in accounting principle. The standard was effective for accounting changes and corrections of errors made occurring in fiscal years beginning after December 15, 2005.

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

The standard is effective for fiscal years beginning after December 15, 2006, although earlier implementation is encouraged. Implementation of this standard is not expected to have an impact on the Company’s financial statements.

FASB issued SFAS No. 157 ("SFAS 157") “Fair Value Measurements” on September 15, 2006. SFAS 157 enhances existing guidance for measuring assets and liabilities using fair value. Previously, guidance for applying fair value was incorporated in several accounting pronouncements. The new statement provides a single definition of fair value, together with a framework for measuring it, and requires additional disclosure about the use of fair value to measure assets and liabilities. While the statement does not add any new fair value measurements, it does change current practice. One such change is a requirement to adjust the value of nonvested stock for the effect of the restriction even if the restriction lapses within one year. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The adoption of SFAS 157 is not expected to have a material impact on the financial statements of the Company.

NOTE 3 -	Property, Plant & Equipment

Net property, plant and equipment as December 31, 2006 consisted of (numbers in thousands):

2006

Office Furniture and Equipment	$8
Capitalized Web Design Costs	26
34
Less: Accumulated Depreciation	-
$34

NOTE 4 -	Income Taxes

As of December 31, 2006, the Company had approximately $81 million of net operating loss carryforwards (“NOL”) for income tax purposes and approximately $2.2 million of research and development and foreign tax credit carryforwards available to offset future federal income tax, subject to limitations for alternative minimum tax. The NOLs and tax credit carryforwards expire in various years from 2007 through 2026.

Income tax expense for the years ended December 31, 2006 and 2005 consisted entirely of New Jersey State income taxes. The income tax expense for the years ended December 31, 2006 and 2005 is different from the amount computed by multiplying total earnings before income taxes by the statutory Federal income tax rate of 34%. The reasons for this difference and the related tax effect are as follows (in 000's):

	2006	2005

Loss before income taxes	$(212)	$(83)
Statutory federal income tax rate	34%	34%

Expected income tax benefit	(72)	(28)
Increase in valuation allowance	72	28
State income tax expense	1	1

Provision for income tax	$1	$1

Deferred income taxes reflect the net effects of (a) temporary differences between the carrying amounts of assets and liabilities for financial statement purposes and the amounts used for income tax purposes, and (b) operating loss and tax credit carryforwards.

The tax effect of significant items comprising the Company’s net deferred tax asset as of December 31, 2006 is as follows (in 000's):
2006

Net operating loss carryforwards	$80,920
Statutory federal income tax rate	34%
Expected income tax benefit	27,513
Research and development and other credits	2,234
29,747
Valuation Allowance	(29,747)

Net deferred tax asset	$-

Management believes the deferred tax assets as of December 31, 2006 do not satisfy the realization criteria set forth in SFAS No. 109 and has recorded a valuation allowance for the entire net tax asset.

The Tax Reform Act of 1986 contained provisions that may limit the NOL and credit carryforwards available to be used in any given year upon the occurrence of certain events, including significant changes in ownership of a company of greater than 50% within a three-year period which results in an annual limitation on the Company’s ability to utilize its NOLs and tax credit carryforwards from tax periods prior to the ownership change.

NOTE 5 -	Operating Leases

The Company leases an automobile under an operating lease agreement that expires in 2008. The automobile lease expense totaled $18,490 and $7,468 during 2006 and 2005, respectively. The following is a schedule by year of future minimum rental payments required under the operating lease agreement:

2007	$18,490
2008	1,541

$20,031

The Company also leases administrative offices on a month-to-month basis. The Company may terminate this lease upon giving written notice at least three months in advance. Rent paid in each of the years ended December 31, 2006 and 2005 was $21,600.

NOTE 6 -	Stockholders’ Equity

Preferred Stock

The Company is authorized to issue 2,000,000 shares of $.002 par value preferred stock, which may be issued with various terms in one or more series, as the Board of Directors may determine. No preferred stock has been issued as of December 31, 2006.

Common Stock

In October 2000, the Board of Directors approved a stock repurchase program authorizing the Company to repurchase up to 320,000 shares of its Common Stock at prices deemed favorable from time to time in the open market or in privately negotiated transactions subject to market conditions, the Company’s financial position and other considerations. This program has no expiration date. During the years ended December 31, 2006 and 2005, the Company acquired 24,984 and 840 shares, respectively at a cost of $68,328 and $2,387, respectively. As of December 31, 2006, 135,536 shares remaining authorized for repurchase under the program. All shares repurchased were returned to the status of authorized but unissued shares.

Stock Option Plans

Kent International has issued certain common stock options to its employees, directors and consultants. At December 31, 2006, Kent International had 291,150 common stock options outstanding.

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

The Company’s 1986 Stock Option Plan (“1986 Plan”) authorizes the grant of stock options to officers and employees of the Company to purchase an aggregate of 300,000 shares of common stock. In 2000, 230,000 stock options were issued under the 1986 Plan at prices ranging from $3.50 to $3.6875, the approximate fair market values at the time of grant. No options were granted in 2006 or 2005.

The Company’s 1993 Equity Incentive Plan (“1993 Plan”), approved by the stockholders on May 10, 1994, authorizes the issuance of 340,000 shares through the grant of options to purchase common stock, stock bonuses, and rights to purchase restricted stock. In 2000, 150,000 stock options were issued under this plan at $3.50 per share, the approximate fair market value at the time of grant. The 1993 Plan was terminated on December 9, 2003 and no further options may be awarded under this plan.

The stock options granted under either plan may be incentive stock options (“ISO”) or nonstatutory stock options (“NSO”). The Board of Directors may set the rate at which the options expire, subject to limitations discussed below. However, no options shall be exercisable after the tenth anniversary of the date of grant or, in the case of ISOs, three months following termination of employment, except in cases of death or disability, for which the time or exercisability is extended. In the event of dissolution, liquidation or other corporate reorganization, all stock options outstanding under the 1986 Plan and the 1993 Plan would become exercisable in full.

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

Each of these plans also provides for stock appreciation rights, which may be granted with respect to any stock option. No stock appreciation rights have been granted through December 31, 2006.

The Company’s 1992 Non-employee Directors’ Stock Option Plan (“1992 Plan”) authorizes the granting of options to purchase up to 80,000 shares of common stock to the non-employee directors of the Company. The 1992 Plan was terminated on December 31, 1997 and no further options may be awarded under this plan.

A summary of the status of the Company’s 1986 Plan, 1993 Plan and 1992 plan as of December 31, 2006 and 2005 and changes during the years ended on those dates is presented below:

	2006			2005
	Shares	Weighted- Average Exercise Price	Range of Exercise Price	Shares	Weighted- Average Exercise Price	Range of Exercise Price

Options outstanding at the beginning of the year	350,880	$4.27	$3.50 - $12.80	376,485	$4.80	$3.50 - $13.59
			__________			__________
Expired	(60,030)	$7.90	$5.00 - $12.80	(25,605)	$11.96	$9.69 - $13.59

Options outstanding at the end of the year	290,850	$3.52	$3.50 - $7.34	350,880	$4.27	$3.50 - $12.80

Options exercisable at the end of the year	290,850	$3.52	$3.50 - $7.34	350,880	$4.27	$3.50 - $12.80

The status of other options awarded to certain directors and consultants is summarized below:

	2006			2005
	Shares	Weighted- Average Exercise Price	Range of Exercise Price	Shares	Weighted- Average Exercise Price	Range of Exercise Price

Options outstanding at the beginning of the year	6,250	$5.92	$5.00 - $7.58	6,250	$5.92	$5.00 - $7.58
			__________			__________
Expired	(5,950)	$5.85	$5.00 - $7.58	-	-	-

Options outstanding at the end of the year	300	$7.34	$7.34	6,250	$5.92	$5.00 - $7.58

Options exercisable at the end of the year	300	$7.34	$7.34	6,250	$5.92	$5.00 - $7.58

For all options outstanding and exercisable at December 31, 2006, the exercise price ranges are:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding at December 31, 2006	Weighted Average Remaining Life (in Years)	Weighted Average Exercise Price	Number Outstanding at December 31, 2006	Weighted Average Remaining Life (in Years)	Weighted Average Exercise Price

$3.50 - 7.34	291,150	2.09	$3.53	291,150	2.09	$3.53

NOTE 7 -	Related Party Transactions

A monthly management fee of $21,000 is paid to Kent Financial Services, Inc. (“Kent”), a Nevada corporation, for management services. These services include, among other things, periodic and other filings with the Securities and Exchange Commission, evaluating merger and acquisition proposals, internal accounting and shareholder relations. The Company believes that the management fee is less than the cost for the Company to perform these services. This arrangement may be terminated at will by either party. Kent was the beneficial owner of approximately 53.22% of the Company’s outstanding common stock at December 31, 2006. Paul O. Koether, Chairman of the Company is also the Chairman of Kent and the beneficial owner of approximately 55.38% of Kent’s outstanding common stock. Qun Yi Zheng, President of the Company is also the President of Kent and Bryan P. Healey, Chief Financial Officer of the Company is also the Chief Financial Officer of Kent.

On May 1, 2006, Kent entered into an employment agreement with Bryan P. Healey, CPA, to be Vice President and Chief Financial Officer of Kent and Kent International for an initial two-year term. Mr. Healey is the son-in-law of Paul O. Koether, Chairman of the Board and Chief Executive Officer of Kent and Kent International.

NOTE 8 -	Transfer of Patent Rights

On September 15, 2006, the Company entered into an asset purchase option agreement to transfer certain patent rights to Accuthera, Inc., a Colorado corporation, for $50,000 paid on September 15, 2006, and an additional $300,000 payable within the following thirty-six (36) months. These patents were previously recorded on the Company’s books at a zero carrying value. The agreement stipulates that Accuthera, Inc. can terminate the agreement at any time within the thirty-six (36) month period at which time the patent rights would revert back to the Company without any additional payment. The Company has not recorded revenue or a corresponding receivable for the additional payment as its receipt is believed to be uncertain.

Item 8. -	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Amper, Politziner & Mattia, P.C. (“APM”) served as Kent International’s independent registered public accounting firm for the fiscal years ended December 31, 2005 and 2004. On November 2, 2006, the Company dismissed APM as the Company’s independent registered public accounting firm and engaged Paritz & Company, P.A. (“Paritz”) as its new independent registered public accounting firm. As described below, the change in independent public accounting firms was not the result of any disagreement with APM.

The reports of APM on the financial statements for the Company’s two most recent fiscal years ended December 31, 2005 and December 31, 2004, did not contain an adverse opinion or disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope, or accounting principles. In connection with its audits for the years ended December 31, 2005 and December 31, 2004 and in the subsequent interim period through November 2, 2006 there were (1) no disagreements with APM on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of APM, would have caused them to make reference thereto in connection with its reports on the financial statements for such years or (2) reportable events.

On November 2, 2006, the Board of Directors engaged Paritz as the Company’s independent registered public accounting firm for the fiscal year ending December 31, 2006, and to perform procedures related to the financial statements to be included in the Company’s quarterly report on Form 10-QSB, beginning with, and including, the quarter ending March 31, 2007. The Company had not consulted with Paritz during its two most recent fiscal years ended December 31, 2005 and December 31, 2004, or during any subsequent interim period prior to its appointment as the Company’s auditor regarding (i) the application of accounting principles to a specified transaction, either completed or proposed or the type of audit opinion that might be rendered on the Company’s consolidated financial statements, and neither a written report was provided to the Company nor oral advice was provided that Paritz concluded was an important factor considered by the Company in reaching a decision as to the accounting, auditing or financial reporting issue; or (ii) any matter that was either the subject of disagreement (as defined in Item 304(a)(1)(iv) of Regulation S-K and the related instructions) or a reportable event (within the meaning of Item 304(a)(1)(v) of Regulation S-K).

Item 8A. -	CONTROLS AND PROCEDURES

As of the end of the period covered by this report, the Company carried out, under the supervision and with the participation of the Company’s management, including its Chief Executive Officer and Chief Financial Officer, an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the design and operation of these disclosure controls and procedures are effective. There was no change in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934) during the quarter ended December 31, 2006, that has materially affected or is reasonably likely to materially affect the Company’s internal control over financial reporting.

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

The information required under this item is incorporated by reference from Kent International’s 2007 Information Statement for its Annual Meeting of Stockholders to be held on May 21, 2007 (the “2007 Information Statement”).

ITEM 10. -	EXECUTIVE COMPENSATION

The information required under this item is incorporated by reference from Kent International’s 2007 Information Statement.

ITEM 11. -	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required under this item is incorporated by reference from Kent International’s 2007 Information Statement.

ITEM 12. -	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required under this item is incorporated by reference from Kent International’s 2007 Information Statement.

ITEM 13. -	EXHIBITS AND REPORTS ON FORM 8-K

The following exhibits are filed as part of this report:

Exhibit
Number	Description of Document

2.1	Agreement and Plan of Merger dated as of April 28, 2006 by and between Cortech, Inc. and Kent International Holdings, Inc. (1)

2.2	Certificate of Ownership and Merger of Cortech, Inc. with and into Kent International Holdings, Inc., as filed with the Delaware Secretary of State on May 25, 2006. (2)

2.3	Articles of Merger of Cortech, Inc. and Kent International Holdings, Inc., as filed with the Nevada Secretary of State on May 25, 2006. (2)

3.1	Articles of Incorporation of Kent International Holdings, Inc. (1)

3.2	Bylaws of Kent International Holdings, Inc. (1)

3.3	Certificate of Designation for Series A Junior Participating Preferred Stock. (3)

10.1	Employment Agreement dated November 25, 2005 between Cortech, Inc., and Dr. Qun Yi Zheng (4) **

10.39	Amended and Restated 1986 Incentive Stock Option Plan of the Company.(5)**

10.40	Amended and Restated 1992 Non-employee Directors’ Stock Option Plan of the Company.(6)**

10.41	1993 Equity Incentive Plan of the Company, as amended.(7)**

10.97	Form of Option Agreement for Directors’ Non-Plan Options.(7)**

21	Subsidiaries ***

23.1	Consent of Paritz & Company, P.A.***

23.2	Consent of Amper, Politziner & Mattia, P.C.***

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Filed as an exhibit to the Company’s Definitive Information Statement on Form DEF 14C filed April 21, 2006, film number 06771307, and incorporated herein by reference.

(2)	Filed as an exhibit to the Company’s Form 8-K filed on June 2, 2006, and incorporated herein by reference.

(3)	Filed as an exhibit to the Company’s annual report on Form 10-K for the year ended December 31, 1995, and incorporated herein by reference.

(4)	Filed as an exhibit to Cortech, Inc’s. Form 8-K filed on December 1, 2005, and incorporated herein by reference. **

(5)	Filed as an exhibit to the Company’s Registration Statement of Form S-1, filed October 13, 1992, file number 33-53244, or amendments thereto and incorporated herein by reference.

(6)	Filed as an exhibit to the Company’s annual report on Form 10-K for the year ended December 31, 1993, and incorporated herein by reference.

(7)	Filed as an exhibit to Cortech, Inc.’s annual report on Form 10-K for the year ended December 31, 1997, and incorporated herein by reference.

**	Compensatory Plan.
***	Filed herewith.

Item 14. -	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required under this item is incorporated by reference from Kent International’s 2007 Information Statement.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

KENT INTERNATIONAL HOLDINGS, INC.

March 30, 2007	By:	/s/ Paul O. Koether
Paul O. Koether
Chairman and Chief Executive Officer

n accordance with the Exchange Act, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Capacity	Date

/s/ Paul O. Koether	Chairman and Chief	March 30, 2007
Paul O. Koether	Executive Officer
(Principal Executive Officer)

/s/ Bryan P. Healey	Chief Financial Officer,	March 30, 2007
Bryan P. Healey	Treasurer and Secretary
(Principal Financial and Accounting Officer)

/s/ Qun Yi Zheng	President and Director	March 30, 2007
Qun Yi Zheng

/s/ Diarmuid Boran	Director	March 30, 2007
Diarmuid Boran

/s/ James L. Bicksler	Director	March 30, 2007
James L. Bicksler

/s/ Rocco Mastrodomenico	Director	March 30, 2007
Rocco Mastrodomenico