Form 10QSB
period 2007-03-31
KENT INTERNATIONAL HOLDINGS INC
filed 2007-05-11
CIK 728478

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-QSB

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2007

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
Yes ☐  No ☐

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date: As of March 31, 2007, the issuer had 3,567,956 shares of its common stock, par value $.002 per share, outstanding.

Transitional Small Business Disclosure Format (check one): Yes ☐  No ☒

KENT INTERNATIONAL HOLDINGS, INC.
FORM 10-QSB
For The Quarterly Period Ended March 31, 2007

PART I.	FINANCIAL INFORMATION
ITEM 1.	Financial Statements

KENT INTERNATIONAL HOLDINGS, INC.
CONSOLIDATED BALANCE SHEET
AS OF MARCH 31, 2007
(in 000’s, except share and per share amounts)
(UNAUDITED)

ASSETS

Current Assets:
Cash and cash equivalents	$46
Short-term investments	10,750
Prepaid expenses and other current assets	27

Total current assets	10,823

Property and equipment, net of accumulated depreciation of $2	46

Other assets	5

Total assets	$10,874

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable and accrued expenses	$72

Stockholders' equity:
Preferred stock, $.002 par value; 2,000,000 shares authorized; none outstanding	-
Common stock, $.002 par value; 10,000,000 shares authorized; 3,567,956 shares issued and outstanding	7
Additional paid-in capital	99,368
Accumulated deficit	(88,573)

Total stockholders' equity	10,802

Total liabilities and stockholders' equity	$10,874

See accompanying notes to consolidated financial statements.

KENT INTERNATIONAL HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in 000’s, except per share amounts)
(UNAUDITED)

	Three Months Ended
	March 31,
	2007	2006
Revenues:
Interest	$134	$115

Expenses:
General and administrative	200	181

Loss before income taxes	(66)	(66)
Provision for income taxes	-	1

Net loss	$(66)	$(67)

Basic and diluted net loss per common share	$(0.02)	$(0.02)

Basic and diluted weighted average number of common shares outstanding	3,570	3,595

See accompanying notes to financial statements.

KENT INTERNATIONAL HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in 000’s)
(UNAUDITED)

	Three Months Ended
	March 31,
	2007	2006
Cash flows from operating activities:
Net loss	$(66)	$(67)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	2
Interest receivable on short-term investments	(132)	(115)
Change in prepaid expenses and other current assets	(6)	(14)
Change in accounts payable and accrued expenses	(2)	(21)

Net cash used in operating activities	(204)	(217)

Cash flows from investing activities:
Acquisition of property and equipment	(14)
Sale of short-term investments	244

Net cash provided by investing activities	230	-

Cash flows from financing activities:
Repurchase of common stock	(6)

Net cash used in financing activities	(6)	-

Net increase (decrease) in cash and cash equivalents	20	(217)
Cash and cash equivalents at beginning of period	26	425

Cash and cash equivalents at end of period	$46	$208

Supplemental disclosure of cash flow information:
Cash paid for:
Taxes	$-	$1

See accompanying notes to financial statements.

KENT INTERNATIONAL HOLDINGS, INC.
Notes To Consolidated Financial Statements
(Unaudited)

NOTE A - Basis of Presentation

The accompanying unaudited financial statements of Kent International, Inc. and subsidiaries (“Kent International” or the “Company”) as of March 31, 2007 and for the three months ended March 31, 2007 and 2006 reflect all material adjustments consisting of only normal recurring adjustments that, in the opinion of management, are necessary for a fair presentation of results for the interim periods. Certain information and footnote disclosures required under accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission, although the Company believes that the disclosures are adequate to make the information presented not misleading. These financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2006 as filed with the Securities and Exchange Commission.

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

The results of operations for the three months ended March 31, 2007 and 2006 are not necessarily indicative of the results to be expected for the entire year or for any other period.

NOTE B - Related Party Transactions

A monthly management fee of $21,000 is paid to Kent Financial Services, Inc. (“Kent”), a Nevada corporation, for management services. These services include, among other things, periodic and other filings with the Securities and Exchange Commission, evaluating merger and acquisition proposals, internal accounting and shareholder relations. The Company believes that the management fee is less than the cost for the Company to perform these services. This arrangement may be terminated at will by either party. Kent is the beneficial owner of approximately 53.25% of the Company’s outstanding common stock at March 31, 2007. Paul O. Koether, Chairman of the Company is also the Chairman of Kent and the beneficial owner of approximately 55.04% of Kent’s outstanding common stock. Qun Yi Zheng, President of the Company is also the President of Kent and Bryan P. Healey, Chief Financial Officer of the Company is also the Chief Financial Officer of Kent. Bryan P. Healey is the son-in-law of Paul O. Koether.

NOTE C - Common Stock

In October 2000, the Board of Directors approved a stock repurchase program authorizing the Company to repurchase up to 320,000 shares of its Common Stock at prices deemed favorable from time to time in the open market or in privately negotiated transactions subject to market conditions, the Company’s financial position and other considerations. This program has no expiration date. During the quarter ended March 31, 2007, 2,000 shares were acquired resulting in 133,536 shares remaining authorized for repurchase under the program. All shares repurchased were returned to the status of authorized but unissued shares.

NOTE D - Basic and Diluted Net Loss Per Share

The Company reports income (loss) per share under the requirements of Statement of Financial Accounting Standards No. 128, “Earnings per Share”. Basic income (loss) per share includes the weighted average number of common shares outstanding during the year. Diluted income (loss) per share includes the weighted average number of shares outstanding and dilutive potential common shares, such as warrants and options. The Company had 290,000 and 350,150 common stock options outstanding at March 31, 2007 and 2006, respectively. Since the Company had losses in the three months ended March 31, 2007, the stock options outstanding would have an anti-dilutive effect on net loss per share and as such are not included in the calculation.

NOTE E - Stock Options Plans

Kent International has issued certain common stock options to its employees, directors and consultants. At March 31, 2007, Kent International had 290,000 common stock options outstanding, and none were issued during the three months ended March 31, 2007.

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

NOTE F - Net Operating Loss Carryforwards

As of December 31, 2006, Kent International had approximately $81 million of net operating loss carryforwards (“NOL”) for income tax purposes. In addition, Kent International has approximately $2 million of research and development and foreign tax credit carryforwards available to offset future federal income tax, subject to limitations for alternative minimum tax. The NOL’s and tax credit carryforwards expire in various years from 2007 through 2026. Kent International’s use of operating loss carryforwards and tax credit carryforwards is subject to limitations imposed by the Internal Revenue Code. Management believes that the deferred tax assets as of December 31, 2006 do not satisfy the realization criteria set forth in SFAS No. 109 and has recorded a valuation allowance for the entire net tax asset. By recording a valuation allowance for the entire amount of future tax benefits, the Company has not recognized a deferred tax benefit for income taxes in its statements of operations.

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

The following discussion and analysis should be read in conjunction with the Company’s Annual Report on Form 10-KSB for the fiscal year ended December 31, 2006 as well as the Company’s financial statements and notes thereto included elsewhere in this Quarterly Report on Form 10-QSB. Statements in this report relating to future plans, projections, events or conditions are forward-looking statements. Such statements are subject to risks and uncertainties that could cause actual results to differ materially from those described. The Company expressly disclaims any obligation or undertaking to update these statements in the future.

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

Additionally, Kent International is developing a niche social networking website, www.chinauspals.com, designed to promote cultural exchange between the citizens of the United States and those of the People’s Republic of China. Membership to the site will be free, thus, any potential revenues will be derived from advertisements placed on the site by third parties. The site will provide users with access to other users’ personal profiles and enable the user to send private messages to other registered users of similar interests in order to develop lasting friendships or simply attain a pen pal. Chinauspals.com will also feature user generated discussion forums and the ability to view content in both English and Simplified Chinese. A beta version of the site was launched in February 2007 and a fully operational version is expected to be launched by the summer of 2007; however, possible technical, political and personnel issues may lead to delays.

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

Results of Operations

Kent International had a net loss of $66,000, or $.02 basic and fully diluted loss per share, for the quarter ended March 31, 2007 compared to a net loss of $67,000, or $0.02 basic and fully diluted income per share, for the same period of 2006. The decrease in the net loss was a result of the Company’s increased interest revenue on short-term investments and cash on deposit offset by increased business development and website operational expenses.

Revenues

Interest income increased to $134,000 for the three months ended March 31, 2007, from $115,000 for the three months ended March 31, 2006. A higher yield on short-term investments and cash equivalents was the reason for the increase.

Expenses

General and administrative expenses were $200,000 in the three months ended March 31, 2007 compared to $181,000 in the three months ended March 31, 2006, an increase of $19,000. This increase can be primarily attributed to expenses associated with operating www.chinauspals.com including approximately $4,000 in salary and benefits for a Marketing Director, $2,000 for depreciation, and $4,000 for hosting fees and marketing materials. Expenditures during the three months ended March 31, 2007 continued to include travel and entertainment expenses related to our ongoing business development activities.

Liquidity and Capital Resources

At March 31, 2007, the Company had cash and cash equivalents of approximately $46,000. Cash and cash equivalents consist of cash held in banks and brokerage firms. The Company had short-term investments, consisting of U.S. Treasury Bills with original maturities of six months, of approximately $10.750 million at March 31, 2007. Working capital at March 31, 2007 was approximately $10.751 million. Management believes its cash, cash equivalents and short-term investments are sufficient for its operations for at least the next twelve months and for the costs of seeking an acquisition of or starting an operating business.

Net cash of $204,000 was used in operations for the three months ended March 31, 2007, a decrease of $13,000 from the $217,000 used in operations for the three months ended March 31, 2006. Net cash used in operations for the periods were the result of the net losses for the periods coupled with the changes in operating assets and liabilities. The decrease in net cash used in operations was largely the result of the timing of payments for accounts payable and not an indication of decreasing expenses.

Net cash of $230,000 was provided by investing activities during the three months ended March 31, 2007 resulting from $244,000 from the sales of short-term investments offset by $14,000 expended for website design. There were no cash flows from investing activities reported during the three months ended March 31, 2006.

The Company used $6,000 for financing activities for the three months ended March 31, 2007 to repurchase 2,000 shares of common stock. There were no cash flows from financing activities reported during the three months ended March 31, 2006.

Factors That May Affect Future Results

Future earnings of the Company are dependent on interest rates earned on the Company’s invested balances and expenses incurred. Kent International expects to incur significant expenses in connection with its objective of redeploying its assets into an operating business and with the operation of the website.

Other Disclosures - Related Party Transactions

A monthly management fee of $21,000 is paid to Kent Financial Services, Inc. (“Kent”), a Nevada corporation, for management services. These services include, among other things, periodic and other filings with the Securities and Exchange Commission, evaluating merger and acquisition proposals, internal accounting and shareholder relations. The Company believes that the management fee is less than the cost for the Company to perform these services. This arrangement may be terminated at will by either party. Kent is the beneficial owner of approximately 53.25% of the Company’s outstanding common stock at March 31, 2007. Paul O. Koether, Chairman of the Company is also the Chairman of Kent and the beneficial owner of approximately 55.04% of Kent’s outstanding common stock. Qun Yi Zheng, President of the Company is also the President of Kent and Bryan P. Healey, Chief Financial Officer of the Company is also the Chief Financial Officer of Kent. Bryan P. Healey is the son-in-law of Paul O. Koether.

Contractual Obligations

The Company has no material contractual obligations other than those relating to employment as described in our Annual Report on Form 10-KSB for the year ended December 31, 2006.

Off-Balance Sheet Arrangements

The Company has no off-balance sheet arrangements.

ITEM 3.	Controls and Procedures

As of the end of the period covered by this report, the Company carried out, under the supervision and with the participation of the Company’s management, including its Chief Executive Officer and Chief Financial Officer, an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the design and operation of these disclosure controls and procedures are effective. There was no change in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934) during the quarter ended March 31, 2007, that has materially affected or is reasonably likely to materially affect the Company’s internal control over financial reporting.

Compliance with Section 404 of Sarbanes-Oxley Act

To achieve compliance with Section 404 of the Sarbanes-Oxley Act of 2002 (the “Act”) by December 31, 2007, the Company expects to begin, in fiscal 2007, the system and process documentation and evaluation needed to comply with Section 404.

PART II.	OTHER INFORMATION
ITEM 1.	Legal Proceedings

None.

ITEM 2.	Unregistered Sale of Equity Securities and Use of Proceeds

Purchase of Equity Securities

Small Business Issuer Purchases of Equity Securities (1)
Common Stock

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
January 1, 2007 - January 31, 2007	-	-	-	135,536
February 1, 2007 - February 28, 2007	-	-	-	135,536
March 1, 2007 - March 31, 2007	2,000	$2.65	2,000	133,536
Total	2,000	$2.65	2,000	133,536

(1)	In October 2000, the Board of Directors approved a stock repurchase program authorizing the Company to repurchase up to 320,000 shares of its common stock. This program has no expiration date.

ITEM 3.	Defaults Upon Senior Securities

None.

ITEM 4.	Submission of Matters to a Vote of Security Holders

None.

ITEM 5.	Other Information

None.

ITEM 6.	Exhibits

2.1	Agreement and Plan of Merger dated as of April 28, 2006 by and between Cortech, Inc. and Kent International Holdings, Inc. (1)

2.2	Certificate of Ownership and Merger of Cortech, Inc. with and into Kent International Holdings, Inc., as filed with the Delaware Secretary of State on May 25, 2006. (2)

2.3	Articles of Merger of Cortech, Inc. and Kent International Holdings, Inc., as filed with the Nevada Secretary of State on May 25, 2006. (2)

3.1	Articles of Incorporation of Kent International Holdings, Inc. (1)

3.2	Bylaws of Kent International Holdings, Inc. (1)

3.3	Certificate of Designation for Series A Junior Participating Preferred Stock. (3)

10.1	Employment Agreement dated November 25, 2005 between Cortech, Inc., and Dr. Qun Yi Zheng (4) **

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Filed as an exhibit to the Company’s Definitive Information Statement on Form DEF 14C filed April 21, 2006, film number 06771307, and incorporated herein by reference.

(2)	Filed as an exhibit to the Company’s Form 8-K filed on June 2, 2006, and incorporated herein by reference.

(3)	Filed as an exhibit to the Company’s annual report on Form 10-K for the year ended December 31, 1995, and incorporated herein by reference.

(4)	Filed as an exhibit to Cortech, Inc’s. Form 8-K filed on December 1, 2005. **

**	Compensatory Plan

SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

KENT INTERNATIONAL HOLDINGS, INC.

Date: May 11, 2007	By:	/s/ Bryan P. Healey
Bryan P. Healey
Chief Financial Officer, Treasurer and Secretary
(Principal Accounting and Financial Officer and officer duly authorized to sign on behalf of the small business issuer)