Form 10QSB
period 2007-06-30
KENT INTERNATIONAL HOLDINGS INC
filed 2007-07-31
CIK 728478

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-QSB

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2007

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
Yes ☐    No ☐

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date:  As of July 31, 2007, the issuer had 3,567,956 shares of its common stock, par value $.002 per share, outstanding.

Transitional Small Business Disclosure Format (check one):     Yes ☐ No ☒

KENT INTERNATIONAL HOLDINGS, INC. AND SUBSIDIARIES
FORM 10-QSB
For The Quarterly Period Ended June 30, 2007

PART I.	FINANCIAL INFORMATION
ITEM 1.	Financial Statements

KENT INTERNATIONAL HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET
AS OF JUNE 30, 2007
(in 000’s, except share and per share amounts)
(UNAUDITED)

ASSETS

Current Assets:
Cash and cash equivalents	$86
Short-term investments	10,647
Accounts receivable	14
Prepaid expenses and other current assets	24

Total current assets	10,771

Property and equipment, net of accumulated depreciation of $1	6

Other assets	6

Total assets	$10,783

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable and accrued expenses	$72

Stockholders' equity:
Preferred stock, $.002 par value; 2,000,000 shares authorized; none outstanding	-
Common stock, $.002 par value; 10,000,000 shares authorized; 3,567,956 shares issued and outstanding	7
Additional paid-in capital	99,369
Accumulated deficit	(88,665)

Total stockholders' equity	10,711

Total liabilities and stockholders' equity	$10,783

See accompanying notes to consolidated financial statements.

KENT INTERNATIONAL HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(in 000’s, except per share amounts)
(UNAUDITED)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
Revenues:
Interest	$132	$121	$265	$236
Other income	12		12

Total revenues	144	121	277	236

Expenses:
General and administrative	198	219	397	400
Write off capitalized software costs	38		38

Total Expenses	236	219	435	400

Loss before income taxes	(92)	(98)	(158)	(164)
Provision for income taxes				1

Net loss	$(92)	$(98)	$(158)	$(165)

Basic and diluted net loss per common share	$(0.03)	$(0.03)	$(0.04)	$(0.05)

Basic and diluted weighted average number of common shares outstanding	3,568	3,574	3,569	3,585

See accompanying notes to consolidated financial statements.

KENT INTERNATIONAL HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in 000’s)
(UNAUDITED)

	Six Months Ended
	June 30,
	2007	2006
Cash flows from operating activities:
Net loss	$(158)	$(165)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	3
Write off capitalized software costs	38
Interest receivable on short-term investments	3	(5)
Change in accounts receivable	(14)
Change in prepaid expenses and other current assets	(3)	(19)
Change in accounts payable and accrued expenses	(2)	(34)

Net cash used in operating activities	(133)	(223)

Cash flows from investing activities:
Purchase of short-term investments	(10,624)	(10,871)
Acquisition of property and equipment	(14)
Maturities and sales of short-term investments	10,837	10,830

Net cash provided by (used in) investing activities	199	(41)

Cash flows from financing activities:
Repurchase of common stock	(6)	(68)

Net cash used in financing activities	(6)	(68)

Net increase (decrease) in cash and cash equivalents	60	(332)
Cash and cash equivalents at beginning of period	26	425

Cash and cash equivalents at end of period	$86	$93

Supplemental disclosure of cash flow information:
Cash paid for:
Taxes	$1	$1

See accompanying notes to consolidated financial statements.

KENT INTERNATIONAL HOLDINGS, INC. AND SUBSIDIARIES
Notes To Consolidated Financial Statements
(Unaudited)

NOTE A - Basis of Presentation

The accompanying unaudited financial statements of Kent International Holdings, Inc. and subsidiaries (“Kent International” or the “Company”) as of June 30, 2007 and for the three and six months ended June 30, 2007 and 2006 reflect all material adjustments consisting of only normal recurring adjustments that, in the opinion of management, are necessary for a fair presentation of results for the interim periods.  Certain information and footnote disclosures required under accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission, although the Company believes that the disclosures are adequate to make the information presented not misleading.  These financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2006 as filed with the Securities and Exchange Commission.

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

The results of operations for the three and six months ended June 30, 2007 and 2006 are not necessarily indicative of the results to be expected for the entire year or for any other period.

NOTE B - Related Party Transactions

A monthly management fee of $21,000 is paid to Kent Financial Services, Inc. (“Kent”), a Nevada corporation, for management services.  These services include, among other things, periodic and other filings with the Securities and Exchange Commission, evaluating merger and acquisition proposals, internal accounting and shareholder relations.  The Company believes that the management fee is less than the cost for the Company to perform these services.  This arrangement may be terminated at will by either party.  Kent is the beneficial owner of approximately 53.25% of the Company’s outstanding common stock at June 30, 2007.  Paul O. Koether, Chairman of the Company is also the Chairman of Kent and the beneficial owner of approximately 55.1% of Kent’s outstanding common stock.  Qun Yi Zheng, President of the Company is also the President of Kent and Bryan P. Healey, Chief Financial Officer of the Company is also the Chief Financial Officer of Kent.  Bryan P. Healey is the son-in-law of Paul O. Koether.

NOTE C – Website Development Costs

The Company recorded a charge of approximately $38,000 in June 2007 to write off certain website development costs related to our social networking website, ChinaUSPals.com.  These costs were associated with a beta version of the website that the Company is no longer utilizing.

NOTE D - Common Stock

In October 2000, the Board of Directors approved a stock repurchase program authorizing the Company to repurchase up to 320,000 shares of its Common Stock at prices deemed favorable from time to time in the open market or in privately negotiated transactions subject to market conditions, the Company’s financial position and other considerations.  No shares were acquired during the three months ended June 30, 2007; however, 2,000 shares were acquired during the six months ended June 30, 2007.  This program has no expiration date and 133,536 shares remained authorized for repurchase under the program.

NOTE E - Basic and Diluted Net Loss Per Share

The Company reports income (loss) per share under the requirements of Statement of Financial Accounting Standards No. 128, “Earnings per Share”.  Basic income (loss) per share includes the weighted average number of common shares outstanding during the year.  Diluted income (loss) per share includes the weighted average number of shares outstanding and dilutive potential common shares, such as warrants and options.  The Company had 290,000 and 350,150 common stock options outstanding at June 30, 2007 and 2006, respectively.  Since the Company had losses in the three and six months ended June 30, 2007 and 2006, the stock options outstanding would have an anti-dilutive effect on net loss per share and as such are not included in the calculation.

NOTE F - Stock Options Plans

Kent International has issued certain common stock options to its employees, directors and consultants.  At June 30, 2007, Kent International had 290,000 common stock options outstanding, and none were issued during the three and six months ended June 30, 2007.

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

NOTE G – Net Operating Loss Carryforwards

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

NOTE H – Financial Advisor and Placement Agent Agreement

The Company has been retained by Eastern Environment Solutions Corp. (“EESC”), a publicly traded waste management company based in Harbin, China, as financial advisor and placement agent in connection with a private offering of securities.  Pursuant to an agreement between EESC and Kent International, EESC agreed to pay the Company (i) a fee of $10,000 for the preparation of a placement memorandum, (ii) a fee equal to six percent of the capital provided to EESC at the closing of a successful placement of securities, and (iii) five year common stock purchase warrants equal to six percent of the shares placed at a price per share equal to the same price per share as those issued in the transaction (i.e. if 5,000,000 shares are issued for $8,750,000, Kent International would receive warrants to purchase 300,000 shares at $1.75 per share).  Any fees paid to the Company under clause (i) would be deducted from any fee to which the Company is entitled under clause (ii).  A placement memorandum was prepared and delivered to EESC in June 2007.

NOTE I - New Accounting Pronouncements

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

Business Activities

In November 2005, the Company hired Dr. Qun Yi Zheng as its President.  From 1995 to 2005, Dr. Zheng was associated with Pure World, Inc., a leading manufacturer of natural products.  Dr. Zheng was President of Pure World from January 2004 until it was sold in July 2005.  Under Dr. Zheng, Kent International intends to pursue business opportunities in China, Eastern Europe and the United States.  The Company may consider potential opportunities in a number of areas including, but not limited to, outsourcing for U.S. companies, consulting for U.S. and non U.S. companies interested in cross-border business relationships, surveys of small businesses for sale in China, Eastern Europe and the United States and import/export distribution contracts.

Additionally, Kent International has developed a niche social networking website, www.chinauspals.com, designed to promote cultural exchange between the citizens of the United States and those of the People’s Republic of China.  Membership to the site is free, thus, any potential revenues will be derived from advertisements placed on the site by third parties.  The site provides users with access to other users’ personal profiles and enables the user to send private messages to other registered users of similar interests in order to develop lasting friendships or simply attain a pen pal.  Chinauspals.com also features user generated discussion forums and blogs as well as user submitted videos and pictures.

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

Results of Operations

Kent International had a net loss of $92,000, or $0.03 basic and fully diluted loss per share, for the quarter ended June 30, 2007 compared to a net loss of $98,000, or $0.03 basic and fully diluted loss per share, for the same period of 2006.  For the six months ended June 30, 2007, the Company had a net loss of $158,000, or $0.04 basic and fully diluted loss per share, compared to a net loss of $165,000, or $0.05 basic and fully diluted loss per share, for the same period in 2006.  The decrease in the net loss was largely a result of the Company’s increased interest revenue on short-term investments and cash on deposit offset by increased website operational expenses.

Revenues

Interest income increased to $132,000 and $265,000 for the three and six months ended June 30, 2007, respectively, from $121,000 and $236,000 for the same periods in 2006.  A higher yield on short-term investments and cash equivalents was the reason for the increase.

The Company recorded $11,700 in other income in the three and six months ended June 30, 2007.  Of that amount, $10,000 was related to the preparation of a placement memorandum, described further in Other Disclosures.  The remaining $1,700 was related to a one-time sourcing arrangement wherein the Company imported chemical compounds from China for resale to a pharmaceutical company.  The Company did not have any revenues other than interest income during the three and six months ended June 30, 2006.

Expenses

General and administrative expenses were $198,000 and $397,000 in the three and six months ended June 30, 2007, respectively, compared to $219,000 and $400,000 in the three and six months ended June 30, 2006, respectively. The decreases of $21,000 and $3,000, respectively are primarily attributed to a decrease of approximately $13,000 in travel and entertainment expenses related to our ongoing business development activities, a decrease of approximately $12,000 in legal fees related to our reincorporation in Nevada in 2006, and a decrease in other administrative expenses of approximately $17,000.  These decreases were partially offset by an approximately $39,000 increase in expenses associated with operating www.chinauspals.com including salary and benefits for a Marketing Director, depreciation, hosting fees and marketing materials.

The Company recorded a charge of approximately $38,000 in June 2007 to write off certain website development costs related to our social networking website, ChinaUSPals.com.  These costs were associated with a beta version of the website that the Company is no longer utilizing.

Liquidity and Capital Resources

At June 30, 2007, the Company had cash and cash equivalents of approximately $86,000.  Cash and cash equivalents consist of cash held in banks and brokerage firms.  The Company had short-term investments, consisting of U.S. Treasury Bills with original maturities of six months, of approximately $10.647 million at June 30, 2007.  Working capital at June 30, 2007 was approximately $10.699 million.  Management believes its cash, cash equivalents and short-term investments are sufficient for its operations for at least the next twelve months and for the costs of seeking an acquisition of or starting an operating business.

Net cash of $133,000 was used in operations for the six months ended June 30, 2007, a decrease of $90,000 from the $223,000 used in operations for the six months ended June 30, 2006.  Net cash used in operations for the periods was the result of the net losses for the periods coupled with the changes in operating assets and liabilities.  The decrease in net cash used in operations was largely the result of the timing of both interest received on short term investments and payments for accounts payable and not an indication of decreasing expenses.

Net cash of $199,000 was provided by investing activities during the six months ended June 30, 2007 resulting from $213,000 from net purchases and sales or maturities of short-term investments offset by $14,000 expended for website design.  Net cash of $41,000 was used in investing activities for the six months ended June 30, 2006 resulting from the purchases and maturities of short-term investments.

The Company used $6,000 for financing activities in the six months ended June 30, 2007 to repurchase 2,000 shares of common stock compared to the $68,000 used for financing activities in the six months ended June 30, 2006 to repurchase 24,960 shares of common stock.

Factors That May Affect Future Results

Future earnings of the Company are dependent on interest rates earned on the Company’s invested balances and expenses incurred.  Kent International expects to incur significant expenses in connection with its objective of redeploying its assets into an operating business and with the operation of the website.

Other Disclosures – Related Party Transactions

A monthly management fee of $21,000 is paid to Kent Financial Services, Inc. (“Kent”), a Nevada corporation, for management services.  These services include, among other things, periodic and other filings with the Securities and Exchange Commission, evaluating merger and acquisition proposals, internal accounting and shareholder relations.  The Company believes that the management fee is less than the cost for the Company to perform these services.  This arrangement may be terminated at will by either party.  Kent is the beneficial owner of approximately 53.25% of the Company’s outstanding common stock at June 30, 2007.  Paul O. Koether, Chairman of the Company is also the Chairman of Kent and the beneficial owner of approximately 55.1% of Kent’s outstanding common stock.  Qun Yi Zheng, President of the Company is also the President of Kent and Bryan P. Healey, Chief Financial Officer of the Company is also the Chief Financial Officer of Kent.  Bryan P. Healey is the son-in-law of Paul O. Koether.

Other Disclosures – Financial Advisory Agreement

The Company has been retained by Eastern Environment Solutions Corp. (“EESC”), a publicly traded waste management company based in Harbin, China, as financial advisor and placement agent in connection with a private offering of securities.  Pursuant to an agreement between EESC and Kent International, EESC agreed to pay the Company (i) a fee of $10,000 for the preparation of a placement memorandum, (ii) a fee equal to six percent of the capital provided to EESC at the closing of a successful placement of securities, and (iii) five year common stock purchase warrants equal to six percent of the shares placed at a price per share equal to the same price per share as those issued in the transaction (i.e. if 5,000,000 shares are issued for $8,750,000, Kent International would receive warrants to purchase 300,000 shares at $1.75 per share).  Any fees paid to the Company under clause (i) would be deducted from any fee to which the Company is entitled under clause (ii).  A placement memorandum was prepared and delivered to EESC in June 2007.

Contractual Obligations

The Company has no material contractual obligations other than those relating to employment as described in our Annual Report on Form 10-KSB for the year ended December 31, 2006.

Off-Balance Sheet Arrangements

The Company has no off-balance sheet arrangements.

ITEM 3.	Controls and Procedures

As of the end of the period covered by this report, the Company carried out, under the supervision and with the participation of the Company’s management, including its Chief Executive Officer and Chief Financial Officer, an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934).  Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the design and operation of these disclosure controls and procedures are effective. There was no change in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934) during the quarter ended June 30, 2007, that has materially affected or is reasonably likely to materially affect the Company’s internal control over financial reporting.

Compliance with Section 404 of Sarbanes-Oxley Act

To achieve compliance with Section 404 of the Sarbanes-Oxley Act of 2002 (the “Act”) by December 31, 2007, the Company expects to begin, in the third quarter of fiscal 2007, the system and process documentation and evaluation needed to comply with Section 404.

PART II.	OTHER INFORMATION
ITEM 1.	Legal Proceedings

None.

ITEM 2.	Unregistered Sale of Equity Securities and Use of Proceeds

None.

ITEM 3.	Defaults Upon Senior Securities

None.

ITEM 4.	Submission of Matters to a Vote of Security Holders

None.

ITEM 5.	Other Information

None.

ITEM 6.	Exhibits

2.1	Agreement and Plan of Merger dated as of April 28, 2006 by and between Cortech, Inc. and Kent International Holdings, Inc. (1)

2.2	Certificate of Ownership and Merger of Cortech, Inc. with and into Kent International Holdings, Inc., as filed with the Delaware Secretary of State on May 25, 2006. (2)

2.3	Articles of Merger of Cortech, Inc. and Kent International Holdings, Inc., as filed with the Nevada Secretary of State on May 25, 2006. (2)

3.1	Articles of Incorporation of Kent International Holdings, Inc. (1)

3.2	Bylaws of Kent International Holdings, Inc. (1)

3.3	Certificate of Designation for Series A Junior Participating Preferred Stock. (3)

10.1	Employment Agreement dated November 25, 2005 between Cortech, Inc., and Dr. Qun Yi Zheng (4) **

10.2	Placement Agent agreement with Eastern Environment Solutions, Corp.*

10.39	Amended and Restated 1986 Incentive Stock Option Plan of the Company.(5)**

10.40	Amended and Restated 1992 Non-employee Directors’ Stock Option Plan of the Company.(6)**

10.41	1993 Equity Incentive Plan of the Company, as amended.(7)**

10.97	Form of Option Agreement for Directors’ Non-Plan Options.(7)**

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

32	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

(1)	Filed as an exhibit to the Company’s Definitive Information Statement on Form DEF 14C filed April 21, 2006, film number 06771307, and incorporated herein by reference.

(2)	Filed as an exhibit to the Company’s Form 8-K filed on June 2, 2006, and incorporated herein by reference.

(3)	Filed as an exhibit to the Company’s annual report on Form 10-K for the year ended December 31, 1995, and incorporated herein by reference.

(4)	Filed as an exhibit to Cortech, Inc’s. Form 8-K filed on December 1, 2005. **

(5)	Filed as an exhibit to the Company’s Registration Statement of Form S-1, filed October 13, 1992, file number 33-53244, or amendments thereto and incorporated herein by reference.

(6)	Filed as an exhibit to the Company’s annual report on Form 10-K for the year ended December 31, 1993, and incorporated herein by reference.

(7)	Filed as an exhibit to Cortech, Inc.’s annual report on Form 10-K for the year ended December 31, 1997, and incorporated herein by reference.

*	Filed Herewith

**	Compensatory Plan

SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

KENT INTERNATIONAL HOLDINGS, INC.

Date: July 31, 2007	By:	/s/ Bryan P. Healey
Bryan P. Healey
Chief Financial Officer, Treasurer and Secretary
(Principal Accounting and Financial Officer and officer duly authorized to sign on behalf of the small business issuer)