Form 10QSB
period 2007-09-30
KENT INTERNATIONAL HOLDINGS INC
filed 2007-11-07
CIK 728478

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-QSB

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2007

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

211 Pennbrook Road, PO Box 97, Far Hills, NJ 07931
(Address of principal executive offices)

(908) 766-7222
(Issuer's telephone number)

376 Main Street, PO Box 74, Bedminster, NJ 07921
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
Yes ☐    No ☐

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date:  As of October 31, 2007, the issuer had 3,567,956 shares of its common stock, par value $.002 per share, outstanding.

Transitional Small Business Disclosure Format (check one):  Yes ☐  No ☒

KENT INTERNATIONAL HOLDINGS, INC.
FORM 10-QSB
For The Quarterly Period Ended September 30, 2007

PART I.	FINANCIAL INFORMATION
ITEM 1.	Financial Statements

KENT INTERNATIONAL HOLDINGS, INC.
BALANCE SHEET
AS OF SEPTEMBER 30, 2007
(in 000’s, except share and per share amounts)
(UNAUDITED)

ASSETS

Current Assets:
Cash and cash equivalents	$5
Short-term investments	10,556
Accounts receivable	1
Prepaid expenses and other current assets	9

Total current assets	10,571

Property and equipment, net of accumulated depreciation of $1

Other assets	6

Total assets	$10,583

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable and accrued expenses	$26

Stockholders' equity:
Preferred stock, $.002 par value; 2,000,000 shares authorized; none outstanding	-
Common stock, $.002 par value; 10,000,000 shares authorized; 3,567,956 shares issued and outstanding	7
Additional paid-in capital	99,369
Accumulated deficit	(88,819)

Total stockholders' equity	10,557

Total liabilities and stockholders' equity	$10,583

See accompanying notes to financial statements.

KENT INTERNATIONAL HOLDINGS, INC.
STATEMENTS OF OPERATIONS
(in 000’s, except per share amounts)
(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Revenues:
Interest	$131	$137	$397	$373
Sale of patent rights		50		50
Other income	2		14

Total revenues	133	187	411	423

Expenses:
General and administrative	287	205	685	605
Write off capitalized software costs			38

Total expenses	287	205	723	605

Loss before income taxes	(154)	(18)	(312)	(182)
Provision for income taxes				1

Net loss	$(154)	$(18)	$(312)	$(183)

Basic and diluted net loss per common share	$(0.04)	$(0.01)	$(0.09)	$(0.05)

Basic and diluted weighted average number of common shares outstanding	3,568	3,570	3,568	3,580

See accompanying notes to financial statements.

KENT INTERNATIONAL HOLDINGS, INC.
STATEMENTS OF CASH FLOWS
(in 000’s)
(UNAUDITED)

	Nine Months Ended September 30,
	2007	2006
Cash flows from operating activities:
Net loss	$(312)	$(183)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	4
Write off capitalized software costs	38
Interest receivable on short-term investments	(126)	(142)
Change in accounts receivable	(1)
Change in prepaid expenses and other current assets
Change in accounts payable and accrued expenses	(48)	(24)

Net cash used in operating activities	(433)	(363)

Cash flows from investing activities:
Purchase of short-term investments	(10,624)	(10,871)
Acquisition of property and equipment	(14)
Maturities and sales of short-term investments	11,056	10,908

Net cash provided by investing activities	418	37

Cash flows from financing activities:
Repurchase of common stock	(6)	(68)

Net cash used in financing activities	(6)	(68)

Net decrease in cash and cash equivalents	(21)	(394)
Cash and cash equivalents at beginning of period	26	425

Cash and cash equivalents at end of period	$5	$31

Supplemental disclosure of cash flow information:
Cash paid for:
Taxes	$1	$1

See accompanying notes to financial statements.

KENT INTERNATIONAL HOLDINGS, INC.
Notes To Financial Statements
(Unaudited)

NOTE A - Basis of Presentation

The accompanying unaudited financial statements of Kent International Holdings, Inc. (“Kent International” or the “Company”) as of September 30, 2007 and for the three and nine months ended September 30, 2007 and 2006 reflect all material adjustments consisting of only normal recurring adjustments that, in the opinion of management, are necessary for a fair presentation of results for the interim periods.  Certain information and footnote disclosures required under accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission, although the Company believes that the disclosures are adequate to make the information presented not misleading.  These financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2006 as filed with the Securities and Exchange Commission.

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

The results of operations for the three and nine months ended September 30, 2007 and 2006 are not necessarily indicative of the results to be expected for the entire year or for any other period.

NOTE B - Related Party Transactions

A monthly management fee of $21,000 is paid to Kent Financial Services, Inc. (“Kent”), a Nevada corporation, for management services.  These services include, among other things, periodic and other filings with the Securities and Exchange Commission, evaluating merger and acquisition proposals, internal accounting and shareholder relations.  The Company believes that the management fee is less than the cost for the Company to perform these services.  This arrangement may be terminated at will by either party.  Kent is the beneficial owner of approximately 53.25% of the Company’s outstanding common stock at September 30, 2007.  Paul O. Koether, Chairman of the Company is also the Chairman of Kent and the beneficial owner of approximately 55.18% of Kent’s outstanding common stock.  Bryan P. Healey, Chief Financial Officer of the Company is also the Chief Financial Officer of Kent and the son-in-law of Paul O. Koether.

NOTE C – Separation Agreement

Effective August 31, 2007, Kent International, Kent Financial Services, Inc., and their subsidiaries and affiliates entered into a separation and general release agreement (the "Agreement") with Dr. Qun Yi Zheng.  Until that date, Dr. Zheng was Kent International’s President and a member of its Board of Directors.

The terms of the Agreement stipulate that the Company will:

1.	release Dr. Zheng from his obligations under his employment agreement dated November 1, 2005;
2.	allow Dr. Zheng to continue to have the use of a Mercedes Benz automobile and automobile insurance until February 23, 2008;
3.	pay Dr. Zheng a lump sum severance of $130,000;
4.	assign to Dr. Zheng all present contracts with Schering-Plough totaling approximately $6,000 together with any related liabilities.

In return, Dr. Zheng agreed that he would resign effective August 31, 2007 from employment and from all officer and directorship positions in the Company, Kent Financial Services, Inc. and their subsidiaries and affiliates.

NOTE D – Website Development Costs

The Company recorded a charge of approximately $38,000 in June 2007 to write off certain website development costs related to our social networking website, ChinaUSPals.com.  These costs were associated with a beta version of the website that the Company is no longer utilizing.

NOTE E - Operating Leases

The Company leases an automobile under an operating lease agreement that expires in 2008.  The automobile lease expense totaled $18,490 and $7,468 during 2006 and 2005, respectively.  The following is a schedule by year of minimum rental payments required under the operating lease agreement:

2007	$18,490
2008	1,541

$20,031

The Company had also leased office space at 376 Main Street, Bedminster, New Jersey from an unaffiliated company for $1,800 per month ($21,600 annually).  In order to reduce costs, the Company terminated this lease effective September 30, 2007.  The Company’s administrative offices are now located at 211 Pennbrook Road, Far Hills, New Jersey.

NOTE F - Common Stock

In October 2000, the Board of Directors approved a stock repurchase program authorizing the Company to repurchase up to 320,000 shares of its Common Stock at prices deemed favorable from time to time in the open market or in privately negotiated transactions subject to market conditions, the Company’s financial position and other considerations.  No shares were acquired during the three months ended September 30, 2007; however, 2,000 shares were acquired during the nine months ended September 30, 2007.  This program has no expiration date and 133,536 shares remained authorized for repurchase under the program.

NOTE G - Basic and Diluted Net Loss Per Share

The Company reports income (loss) per share under the requirements of Statement of Financial Accounting Standards No. 128, “Earnings per Share”.  Basic income (loss) per share includes the weighted average number of common shares outstanding during the year.  Diluted income (loss) per share includes the weighted average number of shares outstanding and dilutive potential common shares, such as warrants and options.  The Company had 120,000 and 294,149 common stock options outstanding at September 30, 2007 and 2006, respectively.  Since the Company had losses in the three and nine months ended September 30, 2007 and 2006, the stock options outstanding would have an anti-dilutive effect on net loss per share and as such are not included in the calculation.

NOTE H - Stock Options Plans

Kent International has issued certain common stock options to its employees, directors and consultants.  At September 30, 2007, Kent International had 120,000 common stock options outstanding, and none were issued during the three and nine months ended September 30, 2007.

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

NOTE I – Net Operating Loss Carryforwards

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

NOTE J – Financial Advisor and Placement Agent Agreement

In April, the Company was retained by Eastern Environment Solutions Corp. (“EESC”), a publicly traded waste management company based in Harbin, China, as financial advisor and placement agent in connection with a private offering of securities.  Pursuant to an agreement between EESC and Kent International, EESC agreed to pay the Company a fee of $10,000 for the preparation of a placement memorandum and an additional amount based upon the level of capital raised for EESC.  A placement memorandum was prepared and delivered to EESC in June 2007; however, the Company is not currently actively marketing the offering to potential investors.  As a result, our revenue from this agreement is expected to total $10,000 which was received from EESC in return for the preparation of the memorandum.

NOTE K – Dissolution of Subsidiaries

In September 2007, the Company effectuated the dissolution of two wholly owned subsidiaries, Kent MediChem China, Inc. and Kent Laboratories China, Inc. in order to reduce state income tax liabilities.

NOTE L - New Accounting Pronouncements

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

Business Activities

Our current business plan is to serve as a vehicle for the acquisition of or merger or consolidation with another company (a ‘‘target business’’).  We intend to use our available working capital, capital stock, debt or a combination of these to effect a business combination with a target business which we believe has significant growth potential.  The business combination may be with a financially stable, mature company or a company that is in its early stages of development or growth, which could include companies seeking to obtain capital and to improve their financial stability.  We will not restrict our search to any particular industry.  Rather, we may investigate businesses of essentially any kind or nature and participate in any type of business that may, in our management’s opinion, meet our business objectives as described in this report.  We emphasize that the description in this report of our business objectives is extremely general and is not meant to restrict the discretion of our management to search for and enter into potential business opportunities.  We have not chosen the particular business in which we will engage and have not conducted any market studies with respect to any business or industry for you to evaluate the possible merits or risks of the target business or the particular industry in which we may ultimately operate.  To the extent we enter into a business combination with a financially unstable company or an entity in its early stage of development or growth, including entities without established records of sales or earnings, we will become subject to numerous risks inherent in the business and operations of financially unstable and early stage or potential emerging growth companies.  In addition, to the extent that we effect a business combination with an entity in an industry characterized by a high level of risk, we will become subject to the currently unascertainable risks of that industry.  An extremely high level of risk frequently characterizes certain industries that experience rapid growth.  In addition, although we will endeavor to evaluate the risks inherent in a particular industry or target business, we cannot assure you that we will properly ascertain or assess all significant risk factors.

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

Results of Operations

Kent International had a net loss of $154,000, or $0.04 basic and fully diluted loss per share, for the quarter ended September 30, 2007 compared to a net loss of $18,000, or $0.01 basic and fully diluted loss per share, for the same period of 2006.  For the nine months ended September 30, 2007, the Company had a net loss of $312,000, or $0.09 basic and fully diluted loss per share, compared to a net loss of $183,000, or $0.05 basic and fully diluted loss per share, for the same period in 2006.  The increase in the net loss was principally due to costs related to the separation agreement with Dr. Qun Yi Zheng, our former President.

Revenues

Interest income decreased to $131,000 for the three months ended September 30, 2007, from $137,000 for the same period in 2006.  However, Interest income increased to $397,000 for the nine months ended September 30, 2007, from $373,000 for the same period in 2006.  Although we enjoyed a higher yield on short-term investments and cash equivalents during the first six months of 2007 as compared to the first six months of 2006, the yield on our U.S. Treasury Bills decreased from 5.057% to 4.937% in June 2007 resulting in a decrease in interest revenue for the quarter ended September 30, 2007.

The Company recorded $2,000 and $14,000 in other income in the three and nine months ended September 30, 2007.  Of that amount, $10,000 was related to the preparation of a placement memorandum, described further in Other Disclosures.  The remaining $4,000 was related to non-recurring patent license fees received from the University of Colorado.  The Company’s only revenue other than interest income during the three and nine months ended September 30, 2006 was $50,000 received from the one-time sale of patent rights.

Expenses

General and administrative expenses were $287,000 and $723,000 in the three and nine months ended September 30, 2007, respectively, compared to $205,000 and $605,000 in the three and nine months ended September 30, 2006, respectively. The increases of $82,000 and $118,000, respectively are primarily attributed to costs associated with the separation agreement with Dr. Qun Yi Zheng of approximately $136,000 and an approximately $40,000 increase in expenses associated with operating www.chinauspals.com including salary and benefits for a Marketing Director, depreciation, hosting fees and marketing materials.  These increases were offset by a decrease of approximately $32,000 in international travel and entertainment expenses related to our business development activities, a decrease of approximately $9,000 in legal fees related to our reincorporation in Nevada in 2006, and a decrease in other administrative expenses of approximately $17,000 over the nine month period.

The Company recorded a charge of approximately $38,000 in June 2007 to write off certain website development costs related to our social networking website, ChinaUSPals.com.  These costs were associated with a beta version of the website that the Company is no longer utilizing.

Liquidity and Capital Resources

At September 30, 2007, the Company had cash and cash equivalents of approximately $5,000.  Cash and cash equivalents consist of cash held in banks and brokerage firms.  The Company had short-term investments, consisting of U.S. Treasury Bills with original maturities of six months, of approximately $10.556 million at September 30, 2007.  Working capital at September 30, 2007 was approximately $10.545 million.  Management believes its cash, cash equivalents and short-term investments are sufficient for its operations for at least the next twelve months and for the costs of seeking an acquisition of or starting an operating business.

Net cash of $433,000 was used in operations for the nine months ended September 30, 2007, an increase of $70,000 from the $363,000 used in operations for the nine months ended September 30, 2006.  Net cash used in operations for the periods was the result of the net losses for the periods coupled with the changes in operating assets and liabilities.  The principal reason for the increase in net cash used was costs associated with the separation agreement with Dr. Qun Yi Zheng, our former President.

Net cash of $418,000 was provided by investing activities during the nine months ended September 30, 2007 resulting from $432,000 from net purchases and sales or maturities of short-term investments offset by $14,000 expended for website design.  Net cash of $37,000 was provided by investing activities for the nine months ended September 30, 2006 resulting from the purchases and maturities of short-term investments.

The Company used $6,000 for financing activities in the nine months ended September 30, 2007 to repurchase 2,000 shares of common stock compared to the $68,000 used for financing activities in the nine months ended September 30, 2006 to repurchase 24,960 shares of common stock.

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

Other Disclosures – Related Party Transactions

A monthly management fee of $21,000 is paid to Kent Financial Services, Inc. (“Kent”), a Nevada corporation, for management services.  These services include, among other things, periodic and other filings with the Securities and Exchange Commission, evaluating merger and acquisition proposals, internal accounting and shareholder relations.  The Company believes that the management fee is less than the cost for the Company to perform these services.  This arrangement may be terminated at will by either party.  Kent is the beneficial owner of approximately 53.25% of the Company’s outstanding common stock at September 30, 2007.  Paul O. Koether, Chairman of the Company is also the Chairman of Kent and the beneficial owner of approximately 55.18% of Kent’s outstanding common stock.  Bryan P. Healey, Chief Financial Officer of the Company is also the Chief Financial Officer of Kent and the son-in-law of Paul O. Koether.

Other Disclosures – Financial Advisory Agreement

In April, the Company was retained by Eastern Environment Solutions Corp. (“EESC”), a publicly traded waste management company based in Harbin, China, as financial advisor and placement agent in connection with a private offering of securities.  Pursuant to an agreement between EESC and Kent International, EESC agreed to pay the Company a fee of $10,000 for the preparation of a placement memorandum and an additional amount based upon the level of capital raised for EESC.  A placement memorandum was prepared and delivered to EESC in June 2007; however, the Company is not currently actively marketing the offering to potential investors.  As a result, our revenue from this agreement is expected to total $10,000 which was received from EESC in return for the preparation of the memorandum.

Off-Balance Sheet Arrangements

The Company has no off-balance sheet arrangements.

ITEM 3.	Controls and Procedures

As of the end of the period covered by this report, the Company carried out, under the supervision and with the participation of the Company’s management, including its Chief Executive Officer and Chief Financial Officer, an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) in ensuring that information required to be disclosed by the Company in its reports is recorded, processed, summarized and reported within the required time periods.  In carrying out that evaluation, management identified a material weakness (as defined in Public Company Accounting Oversight Board Standard No. 2) in our internal control over financial reporting.

The material weakness identified by Management consisted of inadequate staffing and supervision within the bookkeeping and accounting operations of our company.  The relatively small number of employees who have bookkeeping and accounting functions prevents us from segregating duties within our internal control system.  The inadequate segregation of duties is a weakness because it could lead to the untimely identification and resolution of accounting and disclosure matters or could lead to a failure to perform timely and effective reviews.  However, as there has been no instance in which the company failed to identify or resolve a disclosure matter or failed to perform a timely and effective review, management determined that the addition of personnel to our bookkeeping and accounting operations is not an efficient use of our resources at this time.

Accordingly, based on their evaluation of our disclosure controls and procedures as of September 30, 2007, the Company’s Chief Executive Officer and its Chief Financial Officer have concluded that, as of that date, the Company’s controls and procedures were effective for the purposes described above.

There was no change in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934) during the quarter ended September 30, 2007 that has materially affected or is reasonably likely to materially affect the Company’s internal control over financial reporting.

PART II.	OTHER INFORMATION

ITEM 1.	Legal Proceedings

None.

ITEM 2.	Unregistered Sale of Equity Securities and Use of Proceeds

None.

ITEM 3.	Defaults Upon Senior Securities

None.

ITEM 4.	Submission of Matters to a Vote of Security Holders

None.

ITEM 5.	Other Information

On October 1, 2007, our board of directors, believing it to be in the best interests of Kent International and our stockholders, approved a proposed amendment to our articles of incorporation to opt out of the provisions of Sections 78.378 to 78.3793, inclusive, of the Nevada Revised Statutes regarding the acquisition of a controlling interest in the Company.  Our board of directors has approved an amendment to our articles opting us out of these anti-takeover provisions.  The board believes that opting out of these provisions will provide the Company and its stockholders with greater flexibility in participating in certain business transactions including acquisitions or sales of shares by facilitating the sale of a controlling interest in the Company.  Nevada law permits the holders of a majority of our outstanding shares to approve the amendment by written consent without holding a meeting.  To avoid the significant costs and delays associated with holding a meeting, our board elected to seek approval of the amendment by written consent of our majority stockholder.  On October 1, 2007, Kent Financial Services, Inc., the beneficial holder of 1,900,000 shares of our common stock, which represented approximately 53.25% of the shares entitled vote on the amendment to the articles, consented in writing without a meeting to the amendment. As a result, no further votes are required.  The proposed amendment to the Company’s articles of incorporation will become effective upon filing of a certificate of amendment to our articles of incorporation with the Nevada Secretary of State.  Pursuant to Rule 14c-2 under the Exchange Act, the proposed amendment may not be filed until twenty calendar days after the mailing of this information statement to our stockholders.  This statement was mailed to shareholders on October 12, 2007.  We anticipate filing the amendment immediately following the expiration of the twenty-day waiting period.  However, our board of directors retains discretion under Nevada law not to implement the amendment. If our board exercises this discretion, our articles will not change.

ITEM 6.	Exhibits

3.1	Articles of Incorporation of Kent International Holdings, Inc. (1)

3.2	Bylaws of Kent International Holdings, Inc. (1)

3.3	Certificate of Designation for Series A Junior Participating Preferred Stock. (2)

10.11	Separation Agreement and General Release between Dr. Qun Yi Zheng, Kent Financial Services, Inc., Kent International Holdings, Inc., and their subsidiaries dated August 24, 2007. (5)

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

32	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

(1)	Filed as an exhibit to the Company’s Definitive Information Statement on Form DEF 14C filed April 21, 2006, film number 06771307, and incorporated herein by reference.

*           Filed Herewith

SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

KENT INTERNATIONAL HOLDINGS, INC.

Date: November 7, 2007	By:	/s/ Bryan P. Healey
Bryan P. Healey
Chief Financial Officer, Treasurer and Secretary
(Principal Accounting and Financial Officer and officer duly authorized to sign on behalf of the small business issuer)