Form 10KSB
period 2007-12-31
KENT INTERNATIONAL HOLDINGS INC
filed 2008-03-17
CIK 728478

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB
MARK ONE:

☒	Annual Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934.
For the Fiscal year ended December 31, 2007

☐	Transition Report Under Section 13 or 15 (d) of the Securities Exchange Act of 1934
For the transition period from __________ to _____________.

Commission file number 0-20726

Kent International Holdings, Inc.
(Exact name of small business issuer as specified in its charter)

Nevada	20-4888864
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

211 Pennbrook Road, P.O. Box 97, Far Hills, New Jersey	07931
(Address of principal executive offices)	(Zip Code)

Issuer’s telephone number   (908) 766-7222

Securities registered under Section 12(b) of the Exchange Act:
None

Securities registered under Section 12(g) of the Exchange Act:

Common Stock, par value $.002 per share
(Title of Class)

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. ☐

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.Yes ☒No ☐

Check if there is no disclosure of delinquent filers in response to item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☒                      No ☐

The issuer’s revenues for the fiscal year ended December 31, 2007 were approximately $533,000.

As of February 29, 2008, there were 3,567,956 shares of common stock outstanding.  The aggregate market value of the common stock held by non-affiliates of the issuer, based upon the closing sale price on The Pink Sheets on February 29, 2008, was approximately $3.6 million.

Transitional Small Business Disclosure Format   Yes ☐ No ☒

Portions of the following documents are incorporated by reference in this Report on Form 10-KSB:

1.
Information required under Part III of this report is incorporated by reference from the Registrant’s Information Statement for the Registrants Annual Meeting of Stockholders expected to be held on May 19, 2008.

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

Business Development Activities

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

Sources of target businesses

Kent International anticipates that target business candidates may be brought to the Company’s attention from various unaffiliated sources, including securities broker-dealers, investment bankers, private equity groups, venture capitalists, bankers and other members of the financial community, who may present solicited or unsolicited proposals.  The Company’s officers and directors and their affiliates may also bring to the Company’s attention target business candidates.  The Company has entered into non-exclusive agreements with several finders and investment bankers and may engage such firms in the future for which the Company may pay a finder's fee or other compensation if a transaction is completed.

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

Social Networking Website

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

Risk Factors

Our business development activities and website produce losses

The Company has had net losses of $301,000 and $212,000 in 2007 and 2006, respectively.  At December 31, 2007, the accumulated deficit was $88,808,000.  The Company does not expect that its business development activity or social networking website will generate any significant revenues for an indefinite period as these efforts are in their early stages.  As a result, these activities will produce losses until such time as meaningful revenues are achieved.

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

The Company will endeavor to structure a business combination so as to achieve the most favorable tax treatment to it and to the target business and the stockholders of both companies.  Kent International cannot assure you, however, that the Internal Revenue Service or appropriate state tax authorities will agree with the Company’s tax treatment of the business combination.

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

As of December 31, 2007, the company did not have any compensated employees.

ITEM 2. -	DESCRIPTION OF PROPERTY

None

ITEM 3. -	LEGAL PROCEEDINGS

None

ITEM 4. -	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

PART II

ITEM 5. -	MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Shareholders of Record

At February 29, 2008, the Company had approximately 400 stockholders of record.

Market Information

Since August 2, 2005, the Company’s common stock has been quoted on The Pink Sheets, first under the symbol “CRTQ” and then, effective June 8, 2006, under the symbol “KNTH”.  The table below lists the high and low bid prices for the common stock as reported in The Pink Sheets for the periods indicated. These prices represent inter-dealer quotations without retail markups, markdowns or commissions, and may not represent actual transactions.

Calendar Quarter Ended:		High	Low

2007	March 31	$2.83	$2.61
	June 30	2.90	2.80
	September 30	3.10	2.57
	December 31	2.66	2.51

2006	March 31	$2.72	$1.50
	June 30	2.71	1.50
	September 30	2.67	2.25
	December 31	2.65	2.45

Dividends

The Company has not paid any cash dividends on its common stock since its inception and does not anticipate paying any cash dividends in the foreseeable future.

Repurchase Plans

In October 2000, the Board of Directors approved a stock repurchase program authorizing the Company to repurchase up to 320,000 shares of its Common Stock at prices deemed favorable from time to time in the open market or in privately negotiated transactions subject to market conditions, the Company’s financial position and other considerations.  This program has no expiration date.  Although no shares were repurchased during the quarter ended December 31, 2007, between October 2000 and December 31, 2007 a total of 186,464 shares of Common Stock were repurchased for approximately $632,671, resulting in 133,536 shares remaining authorized for repurchase under the program.  All shares repurchased were returned to the status of authorized but unissued shares.

Equity Compensation Plan Information

The following table sets forth information about the shares of the Company’s common stock that may be issued upon the exercise of options granted to employees under the Company’s 1986 Stock Option Plan and the Company’s 1993 Equity Incentive Option Plan:
Plan Category	(a) Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	(b) Weighted- Average Exercise Price of Outstanding Options, Warrants and Rights	(c) Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans Excluding Securities Reflected in Column (a)

Equity Compensation Plans Approved by Security Holders

1986 Stock Option Plan	100,000	$3.50	200,000

1993 Equity Incentive Plan	20,000	3.50

Total	120,000	$3.50	200,000

The Company’s 1986 Stock Option Plan (“1986 Plan”) authorizes the grant of stock options to officers and employees of the Company to purchase an aggregate of 300,000 shares of common stock.  No options were granted in 2007 or 2006.

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

Each of these plans also provides for stock appreciation rights, which may be granted with respect to any stock option.  No stock appreciation rights have been granted through December 31, 2007.

ITEM 6. -	MANAGEMENT’S DISCUSSION AND ANALYSIS

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

Results of Operations

Kent International had a net loss of approximately $301,000, or $0.08 basic and fully diluted loss per share, for the year ended December 31, 2007 compared to a net loss of $212,000, or $0.06 basic and fully diluted income per share, for the year ended December 31, 2006.  The increase in the net loss was principally due to costs related to the separation agreement with Dr. Qun Yi Zheng, our former President.

Revenues

Revenues were approximately $533,000 and $564,000 for the years ended December 31, 2007 and 2006, respectively.  Interest income increased to $518,000 in 2007 from $512,000 in 2006 due to higher yields on invested balances. The Company recorded $15,000 in other income for 2007 in connection with a patent licensing agreement and $52,000 in other income in 2006, of which $50,000 was related to the one time sale of certain of the Company’s pharmaceutical patent rights to Accuthera, Inc., a Colorado corporation, in September 2006.  These patents are recorded on the Company’s books at a zero carrying value and the Company does not anticipate significant earnings in the future in connection with either agreement.

Expenses

General and administrative expenses were $795,000 in 2007 compared to $775,000 in 2006.  The increase of $20,000 was primarily attributed to costs associated with the separation agreement with Dr. Qun Yi Zheng of approximately $136,000 and an approximately $29,000 increase in expenses associated with operating www.chinauspals.com including salary and benefits for a Marketing Director, depreciation, hosting fees and marketing materials.  These increases were partially offset by a decrease of approximately $31,000 in international travel and entertainment expenses related to our business development activities, a decrease of approximately $7,000 in legal fees related to our reincorporation in Nevada in 2006, and a decrease in other administrative expenses of approximately $57,000.  The $136,000 in expenses associated with Dr. Zheng’s separation agreement were also partially offset by the $50,000 in salary that the Company would have been obligated to pay Dr. Zheng had he continued his employment after August 31, 2007.

The Company recorded a charge of approximately $38,000 in June 2007 to write off certain website development costs related to our social networking website, ChinaUSPals.com.  These costs were associated with a beta version of the website that the Company is no longer utilizing.

Liquidity and Capital Resources

At December 31, 2007, the Company had cash and cash equivalents of approximately $28,000.  Cash and cash equivalents consist of cash held in banks and brokerage firms.  The Company had short-term investments, consisting of U.S. treasury bills with original maturities of six months, of $10.55 million at December 31, 2007.  Working capital at December 31, 2007 was approximately $10.556 million.  Management believes its cash and cash equivalents are sufficient for its business activities for the at least the next 12 months and for the costs of seeking an acquisition of an operating business.

Net cash of $283,000 was used in operations during 2007, a decrease of $7,000 over the $290,000 used in operations during 2006.  This decrease resulted primarily from the decrease in expenses as previously described in the Expenses section of the Management’s Discussion and Analysis.

Net cash of $290,000 was provided by investing activities in 2007, primarily by the amount that the sales and maturities exceeded the purchases of short-term investments.  Net cash of $41,000 was used for investing activities in 2006 principally for development of the social networking website.

The Company used $5,000 for financing activities for the year ended December 31, 2007 to repurchase 2,000 shares of common stock compared to $68,000 to repurchase 24,984 shares during 2006.

Factors Which May Affect Future Results

Future earnings of the Company are dependent on interest rates earned on the Company’s invested balances and expenses incurred. The Company expects to incur significant expenses in connection with its objective of redeploying its assets into an operating business.

Other Disclosures – Related Party Transactions

A monthly management fee of $21,000 is paid to Kent Financial Services, Inc. (“Kent”), a Nevada corporation, for management services.  These services include, among other things, periodic and other filings with the Securities and Exchange Commission, evaluating merger and acquisition proposals, internal accounting and shareholder relations.  This arrangement may be terminated at will by either party.  Kent was the beneficial owner of approximately 53.25% of the Company’s outstanding common stock at December 31, 2007.  Paul O. Koether, Chairman of the Company is also the Chairman of Kent and the beneficial owner of approximately 56.17% of Kent’s outstanding common stock.  Bryan P. Healey, Chief Financial Officer of the Company is also the Chief Financial Officer of Kent and the son-in-law of Paul O. Koether.

Off-Balance Sheet Arrangements

The Company has no off-balance sheet arrangements.

Contractual Commitments

The Company has no contractual commitments.

Other Matters

As of December 31, 2007, Kent International had approximately $77.6 million of net operating loss carryforwards (“NOL”) for income tax purposes.  In addition, Kent International has approximately $1.85 million of research and development and foreign tax credit carryforwards available to offset future federal income tax, subject to limitations for alternative minimum tax.  The NOLs and tax credit carryforwards expire in various years from 2008 through 2026.  Kent International’s use of operating loss carryforwards and tax credit carryforwards is subject to limitations imposed by the Internal Revenue Code.  Management believes that the deferred tax assets as of December 31, 2007 do not satisfy the realization criteria set forth in SFAS No. 109 and has recorded a valuation allowance for the entire net tax asset.  By recording a valuation allowance for the entire amount of future tax benefits, the Company has not recognized a deferred tax benefit for income taxes in its statements of operations.

ITEM 7. -	FINANCIAL STATEMENTS

The financial statements filed with this item are listed below:

Report of Independent Registered Public Accounting Firm

Financial Statements:

Balance Sheet as of December 31, 2007

Statements of Operations for the Years ended December 31, 2007 and 2006

Statements of Cash Flows for the Years ended December 31, 2007 and 2006

Statements of Stockholders’ Equity for the Years ended
December 31, 2007 and 2006

Notes to Financial Statements

Report of Independent Registered Public Accounting Firm

To the Stockholders’ and Board of Directors of Kent International Holdings, Inc.

We have audited the accompanying balance sheet of Kent International Holdings, Inc. as of December 31, 2007 and the related statements of operations, stockholders’ equity, and cash flows for the years ended December 31, 2007 and 2006.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Kent International Holdings, Inc. as of December 31, 2007, and the results of operations and cash flows for each of the two years in the period ended December 31, 2007, in conformity with U.S. generally accepted accounting principles.

/s/ Paritz & Company, P.A.

March 3, 2008
Hackensack, New Jersey

KENT INTERNATIONAL HOLDINGS, INC.
BALANCE SHEET
As of December 31, 2007
(in thousands, except share amounts)

ASSETS

Current Assets:
Cash and cash equivalents	$28
Short-term investments	10,550
Prepaid expenses	8

Total current assets	10,586

Property and equipment, net	6

Other assets	6

Total assets	$10,598

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable and accrued expenses	$30

Stockholders' equity:
Preferred stock, $.002 par value; 2,000,000 shares authorized; none outstanding	-
Common stock, $.002 par value; 10,000,000 shares authorized; 3,567,956 shares issued and outstanding	7
Additional paid-in capital	99,369
Accumulated deficit	(88,808)

Total stockholders' equity	10,568

Total liabilities and stockholders' equity	$10,598

See accompanying notes to financial statements.

KENT INTERNATIONAL HOLDINGS, INC.
STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)

	Year Ended December 31,
	2007	2006
Revenues:
Interest	$518	$512
Sale of patent rights		50
Other income	15	2

Total revenues	533	564

Expenses:
General and administrative	795	775
Write off capitalized software costs	38

Total expenses	833	775

Loss before income taxes	(300)	(211)
Provision for income taxes	1	1

Net loss	$(301)	$(212)

Basic and diluted net loss per common share	$(0.08)	$(0.06)

Basic and diluted weighted average number of common shares outstanding	3,568	3,577

See accompanying notes to financial statements.

KENT INTERNATIONAL HOLDINGS, INC.
STATEMENTS OF CASH FLOWS
(in thousands)

	Year Ended December 31,
	2007	2006
Cash flows from operating activities:
Net loss	$(301)	$(212)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	4
Write off capitalized software costs	38
Interest receivable on short-term investments	7	(4)
Change in prepaid expenses and other current assets	13	(14)
Change in other assets		(5)
Change in accounts payable and accrued expenses	(44)	(55)

Net cash used in operating activities	(283)	(290)

Cash flows from investing activities:
Purchases of short-term investments	(21,157)	(21,708)
Sales and maturities of short-term investments	21,461	21,701
Acquisition of property and equipment	(14)	(34)

Net cash provided by (used in) investing activities	290	(41)

Cash flows from financing activities:
Repurchase of common stock	(5)	(68)

Net increase (decrease) in cash and cash equivalents	2	(399)
Cash and cash equivalents at beginning of period	26	425

Cash and cash equivalents at end of period	$28	$26

Supplemental disclosure of cash flow information:
Cash paid for:
Taxes	$1	$1

See accompanying notes to financial statements.

KENT INTERNATIONAL HOLDINGS, INC.
STATEMENTS OF STOCKHOLDERS' EQUITY
(in thousands)

			Additional
	Common Stock		Paid in	Accumulated
	Shares	Amount	Capital	Deficit	Total

Balance December 31, 2005	3,595	$7	$99,442	$(88,295)	$11,154

Repurchase of common stock	(25)		(68)		(68)

Net loss				(212)	(212)

Balance December 31, 2006	3,570	7	99,374	(88,507)	10,874

Repurchase of common stock	(2)		(5)		(5)

Net loss				(301)	(301)

Balance December 31, 2007	3,568	$7	$99,369	$(88,808)	$10,568

See accompanying notes to financial statements.

KENT INTERNATIONAL HOLDINGS, INC.
Notes to Financial Statements
For the Years Ended December 31, 2007 and 2006

NOTE 1 –   Organization

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

We have excluded 120,000 and 291,150 Common Stock options from the calculation of diluted loss per share for the years ended December 31, 2007 and 2006, respectively, which, if included, would have an antidilutive effect.

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

NOTE 3 –   Property, Plant & Equipment

Net property, plant and equipment as December 31, 2007 consisted of (numbers in thousands):

2007

Office Furniture and Equipment	$7
Less: Accumulated Depreciation	(1)

$6

Website Development Costs

The Company recorded a charge of approximately $38,000 in June 2007 to write off certain website development costs related to our social networking website, ChinaUSPals.com.  These costs were associated with a beta version of the website that the Company is no longer utilizing.

NOTE 4 -    Income Taxes

As of December 31, 2007, the Company had approximately $77.6 million of net operating loss carryforwards (“NOL”) for income tax purposes and approximately $1.85 million of research and development and foreign tax credit carryforwards available to offset future federal income tax, subject to limitations for alternative minimum tax.  The NOLs and tax credit carryforwards expire in various years from 2008 through 2026.

Income tax expense for the years ended December 31, 2007 and 2006 consisted entirely of New Jersey State income taxes.  The income tax expense for the years ended December 31, 2007 and 2006 is different from the amount computed by multiplying total earnings before income taxes by the statutory Federal income tax rate of 34%.  The reasons for this difference and the related tax effect are as follows (in 000's):

	2007	2006

Loss before income taxes	$(301)	$(212)
Statutory federal income tax rate	34%	34%

Expected income tax benefit	(102)	(72)
Increase in valuation allowance	102	72
State income tax expense	1	1

Provision for income taxes	$1	$1

Deferred income taxes reflect the net effects of (a) temporary differences between the carrying amounts of assets and liabilities for financial statement purposes and the amounts used for income tax purposes, and (b) operating loss and tax credit carryforwards.

The tax effect of significant items comprising the Company’s net deferred tax asset as of December 31, 2007 is as follows (in 000's):
2007

Net operating loss carryforwards	$77,567
Statutory federal income tax rate	34%

Expected income tax benefit	26,373
Research and development and other credits	1,848

28,221
Valuation Allowance	(28,221)

Net deferred tax asset	$-

Management believes the deferred tax assets as of December 31, 2007 do not satisfy the realization criteria set forth in SFAS No. 109 and has recorded a valuation allowance for the entire net tax asset.

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

NOTE 5 -    Operating Leases

The Company leases an automobile under an operating lease agreement that expires in 2008.  The automobile lease expense totaled $18,490 and $18,490 during 2007 and 2006, respectively.  The following is a schedule by year of minimum rental payments required under the operating lease agreement:

2008	$1,541

The Company had also leased office space at 376 Main Street, Bedminster, New Jersey from an unaffiliated company for $1,800 per month ($21,600 annually).  In order to reduce costs, the Company terminated this lease effective September 30, 2007.  The Company’s administrative offices are now located at 211 Pennbrook Road, Far Hills, New Jersey.

NOTE 6 -    Stockholders’ Equity

Preferred Stock

The Company is authorized to issue 2,000,000 shares of $.002 par value preferred stock, which may be issued with various terms in one or more series, as the Board of Directors may determine. No preferred stock has been issued as of December 31, 2007.

Common Stock

In October 2000, the Board of Directors approved a stock repurchase program authorizing the Company to repurchase up to 320,000 shares of its Common Stock at prices deemed favorable from time to time in the open market or in privately negotiated transactions subject to market conditions, the Company’s financial position and other considerations.  This program has no expiration date.  During the years ended December 31, 2007 and 2006, the Company acquired 2,000 and 24,984 shares, respectively at a cost of $5,343 and $68,328, respectively.  As of December 31, 2007, 133,536 shares remaining authorized for repurchase under the program.  All shares repurchased were returned to the status of authorized but unissued shares.

Stock Option Plans

Kent International has issued certain common stock options to its employees, directors and consultants.  At December 31, 2007, Kent International had 120,000 common stock options outstanding.

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

The Company’s 1986 Stock Option Plan (“1986 Plan”) authorizes the grant of stock options to officers and employees of the Company to purchase an aggregate of 300,000 shares of common stock.  No options were granted under the 1986 Plan in 2007 or 2006.

The Company’s 1993 Equity Incentive Plan (“1993 Plan”), approved by the stockholders on May 10, 1994, authorized the issuance of 340,000 shares through the grant of options to purchase common stock, stock bonuses, and rights to purchase restricted stock.  The 1993 Plan was terminated on December 9, 2003 and no further options may be awarded under this plan.

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

Each of these plans also provides for stock appreciation rights, which may be granted with respect to any stock option.  No stock appreciation rights have been granted through December 31, 2007.

A summary of the status of the Company’s 1986 Plan and 1993 Plan as of December 31, 2007 and 2006 and changes during the years ended on those dates is presented below:

	2007			2006
		Weighted-			Weighted-
		Average	Range of		Average	Range of
		Exercise	Exercise		Exercise	Exercise
	Shares	Price	Price	Shares	Price	Price

Options outstanding at the beginning of the year	290,850	$3.52	$3.50 - $7.34	350,880	$4.27	$3.50 - $12.80

Expired	(170,850)	$3.54	$3.50 - $7.34	(60,030)	$7.90	$5.00 - $12.80

Options outstanding at the end of the year	120,000	$3.50	$3.50	290,850	$3.52	$3.50 - $7.34

Options exercisable at the end of the year	120,000	$3.50	$3.50	290,850	$3.52	$3.50 - $7.34

The status of other options awarded to certain directors and consultants is summarized below:

	2007			2006
		Weighted-			Weighted-
		Average	Range of		Average	Range of
		Exercise	Exercise		Exercise	Exercise
	Shares	Price	Price	Shares	Price	Price

Options outstanding at the beginning of the year	300	$7.34	$7.34	6,250	$5.92	$5.00 - $7.58

Expired	(300)	$7.34	$7.34	(5,950)	$5.85	$5.00 - $7.58

Options outstanding at the end of the year	-			300	$7.34	$7.34

Options exercisable at the end of the year	-			300	$7.34	$7.34

For all options outstanding and exercisable at December 31, 2007, the exercise price ranges are:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding at December 31, 2007	Weighted Average Remaining Life (in Years)	Weighted Average Exercise Price	Number Outstanding at December 31, 2007	Weighted Average Remaining Life (in Years)	Weighted Average Exercise Price

$3.50	120,000	2.54	$3.50	120,000	2.54	$3.50

NOTE 7 -    Related Party Transactions

A monthly management fee of $21,000 is paid to Kent Financial Services, Inc. (“Kent”), a Nevada corporation, for management services.  These services include, among other things, periodic and other filings with the Securities and Exchange Commission, evaluating merger and acquisition proposals, internal accounting and shareholder relations.  This arrangement may be terminated at will by either party.  Kent was the beneficial owner of approximately 53.25% of the Company’s outstanding common stock at December 31, 2007.  Paul O. Koether, Chairman of the Company is also the Chairman of Kent and the beneficial owner of approximately 56.17% of Kent’s outstanding common stock.  Bryan P. Healey, Chief Financial Officer of the Company is also the Chief Financial Officer of Kent and the son-in-law of Paul O. Koether.

NOTE 8 –   Separation Agreement

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

NOTE 9 -	Transfer of Patent Rights

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

None.

Item 8A. -   CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, the Company carried out, under the supervision and with the participation of the Company’s management, including its Chief Executive Officer and Chief Financial Officer, an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) in ensuring that information required to be disclosed by the Company in its reports is recorded, processed, summarized and reported within the required time periods.  In carrying out that evaluation, management identified a material weakness (as defined in Public Company Accounting Oversight Board Standard No. 2) in our internal control over financial reporting regarding a lack of adequate segregation of duties.  Accordingly, based on their evaluation of our disclosure controls and procedures as of December 31, 2007, the Company’s Chief Executive Officer and its Chief Financial Officer have concluded that, as of that date, the Company’s controls and procedures were not effective for the purposes described above.

There was no change in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934) during the quarter ended December 31, 2007 that has materially affected or is reasonably likely to materially affect the Company’s internal control over financial reporting.

Management’s Report on Internal Control over Financial Reporting

Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934.  We have assessed the effectiveness of those internal controls as of December 31, 2007, using the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) Internal Control – Intergrated Framework as a basis for our assessment.

Because of inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies and procedures may deteriorate.  All internal control systems, no matter how well designed, have inherent limitations.  Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.

A material weakness in internal controls is a deficiency in internal control, or combination of control deficiencies, that adversely affects the Company’s ability to initiate, authorize, record, process, or report external financial data reliably in accordance with accounting principles generally accepted in the United States of America such that there is more than a remote likelihood that a material misstatement of the Company’s annual or interim financial statements that is more than inconsequential will not be prevented or detected.  In the course of making our assessment of the effectiveness of internal controls over financial reporting, we identified a material weakness in our internal control over financial reporting.  This material weakness consisted of inadequate staffing and supervision within the bookkeeping and accounting operations of our company.  The relatively small number of employees who have bookkeeping and accounting functions prevents us from segregating duties within our internal control system.  The inadequate segregation of duties is a weakness because it could lead to the untimely identification and resolution of accounting and disclosure matters or could lead to a failure to perform timely and effective reviews.

As we are not aware of any instance in which the company failed to identify or resolve a disclosure matter or failed to perform a timely and effective review, we determined that the addition of personnel to our bookkeeping and accounting operations is not an efficient use of our resources at this time.

Because of the above condition, the Company’s internal controls over financial reporting were not effective as of December 31, 2007.

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this annual report.

Item 8B  -  OTHER INFORMATION

None.

PART III

ITEM 9. -	DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, CONTROL PERSONS AND CORPORATE GOVERNANCE; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

The information required under this item is incorporated by reference from Kent International’s 2008 Information Statement for its Annual Meeting of Stockholders expected to be held on May 19, 2008 (the “2008 Information Statement”).

ITEM 10. -	EXECUTIVE COMPENSATION

The information required under this item is incorporated by reference from Kent International’s 2008 Information Statement.

ITEM 11. -	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required under this item is incorporated by reference from Kent International’s 2008 Information Statement.

ITEM 12. -	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

Certain Relationships and Related Transactions

A monthly management fee of $21,000 is paid to Kent Financial Services, Inc. (“Kent”), a Nevada corporation, for management services.  These services include, among other things, periodic and other filings with the Securities and Exchange Commission, evaluating merger and acquisition proposals, internal accounting and shareholder relations.  This arrangement may be terminated at will by either party.  Kent was the beneficial owner of approximately 53.25% of the Company’s outstanding common stock at December 31, 2007.  Paul O. Koether, Chairman of the Company is also the Chairman of Kent and the beneficial owner of approximately 56.17% of Kent’s outstanding common stock.  Bryan P. Healey, Chief Financial Officer of the Company is also the Chief Financial Officer of Kent and the son-in-law of Paul O. Koether.

Director Independence

The following members of our Board of Directors are independent, as “independent” is defined in the rules of the NASDAQ Stock Market: Diarmuid Boran, James L. Bicksler and Rocco Mastrodomenico.

ITEM 13. -	EXHIBITS

The following exhibits are filed as part of this report:

Exhibit
Number	Description of Document

3.1	Articles of Incorporation of Kent International Holdings, Inc. (1)

3.2	Bylaws of Kent International Holdings, Inc. (1)

3.3	Certificate of Designation for Series A Junior Participating Preferred Stock. (2)

10.11	Separation Agreement and General Release between Dr. Qun Yi Zheng, Kent Financial Services, Inc., Kent International Holdings, Inc., and their subsidiaries dated August 24, 2007. (3)

10.39	Amended and Restated 1986 Incentive Stock Option Plan of the Company.(4)**

10.41	1993 Equity Incentive Plan of the Company, as amended.(5)**

23.1	Consent of Paritz & Company, P.A.***

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002***

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002***

32	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002***

__________________________

(1)	Filed as an exhibit to the Company’s Definitive Information Statement on Form DEF 14C filed April 21, 2006, film number 06771307, and incorporated herein by reference.

(2)	Filed as an exhibit to the Company’s annual report on Form 10-K for the year ended December 31, 1995, and incorporated herein by reference.

(3)	Filed as an exhibit to the Company’s Form 8-K filed on September 04, 2008, and incorporated herein by reference.

(4)	Filed as an exhibit to the Company’s Registration Statement of Form S-1, filed October 13, 1992, file number 33-53244, or amendments thereto and incorporated herein by reference.

(5)	Filed as an exhibit to Cortech, Inc.’s annual report on Form 10-K for the year ended December 31, 1997, and incorporated herein by reference.

**	Compensatory Plan.
***	Filed herewith.

Item 14. -	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required under this item is incorporated by reference from Kent International’s 2008 Information Statement.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

KENT INTERNATIONAL HOLDINGS, INC.

March 17, 2008	By:	/s/ Paul O. Koether
Paul O. Koether
Chairman and Chief Executive Officer

In accordance with the Exchange Act, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Capacity	Date

/s/ Paul O. Koether	Chairman and Chief	March 17, 2008
Paul O. Koether	Executive Officer
(Principal Executive Officer)

/s/ Bryan P. Healey	Chief Financial Officer,	March 17, 2008
Bryan P. Healey	Treasurer, Secretary and
Director (Principal Financial
And Accounting Officer)

/s/ Diarmuid Boran	Director	March 17, 2008
Diarmuid Boran

/s/ James L. Bicksler	Director	March 17, 2008
James L. Bicksler

/s/ Rocco Mastrodomenico	Director	March 17, 2008
Rocco Mastrodomenico