Form 10KSB/A
period 2007-12-31
KENT INTERNATIONAL HOLDINGS INC
filed 2008-04-30
CIK 728478

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB/A
(Amendment No. 1)
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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.Yes ☒ No ☐

Check if there is no disclosure of delinquent filers in response to item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
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

EXPLANATION FOR AMENDMENT

 We are filing this Amendment No. 1 to our Annual Report on Form 10-KSB filed with the Securities and Exchange Commission (the “SEC”) on March 17, 2008 to include information required by items 9, 10, 11, and 14 to Part III of Form 10-KSB within the period required by General Instruction G(3) to Form 10-KSB.

This Amendment No. 1 does not reflect events occurring after the filing of our Annual Report on Form 10-KSB or modify or update those disclosures affected by subsequent events.  Except for the items described above or contained in this Amendment No. 1, this Amendment No. 1 continues to speak as of the date of the Annual Report, and does not modify, amend or update in any way the financial statements or any other item or disclosures in our Annual Report on Form 10-KSB.

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

Shareholders of Record

At February 29, 2008, the Company had approximately 398 stockholders of record.

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

/s/ Paritz & Company, P.A.

March 3, 2008
Hackensack, New Jersey

KENT INTERNATIONAL HOLDINGS, INC.
BALANCE SHEET
As of December 31, 2007
(in thousands, except share amounts)

ASSETS

Current Assets:
Cash and cash equivalents	$28
Short-term investments	10,550
Prepaid expenses	8

Total current assets	10,586

Property and equipment, net	6

Other assets	6

Total assets	$10,598

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable and accrued expenses	$30

Stockholders' equity:
Preferred stock, $.002 par value; 2,000,000 shares authorized; none outstanding	-
Common stock, $.002 par value;10,000,000 shares authorized; 3,567,956 shares issued and outstanding	7
Additional paid-in capital	99,369
Accumulated deficit	(88,808)

Total stockholders' equity	10,568

Total liabilities and stockholders' equity	$10,598

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

The Board of Directors will serve until the next Annual Meeting or until their successors have been duly elected and qualified.  The Company's officers are elected by and serve at the leave of the Board.  The directors and executive officers of the Company at April 25 were as follows:

Name	Age	Position Held

Paul O. Koether	71	Chairman, Chief Executive Officer and Director

James L. Bicksler, Ph.D.	70	Director

Diarmuid F. Boran	48	Director

Rocco Mastrodomenico	34	Director

Bryan P. Healey	37	Chief Financial Officer and Director

Paul O. Koether, has been Chairman and Chief Executive Officer since September 1998, as well as President from October 2003 until November 2005 and August 2007 through the present, of the Company.  Mr. Koether was Chairman from April 1988 to July 2005, President from April 1989 to February 1997 and director from March 1988 to July 2005 of Pure World, Inc., (“Pure World”) and from December 1994 until July 2005 a director and from January 1995 to July 2005 Chairman of Pure World’s wholly owned subsidiary, Pure World Botanicals, Inc., a manufacturer and distributor of natural products.  Mr. Koether was Chairman and a Director of Sun Equities Corporation, (“Sun”) a private company until Sun was merged into Pure World in December 2004.  Mr. Koether was Chairman from 1990 until August 2003 and a registered representative since 1989 of T. R. Winston & Company, LLC. (“Winston”).  Since 1987, Mr. Koether has been Chairman, Director and Chief Executive Officer of Kent Financial Services, Inc. (“Kent Financial”) as well as President of Kent Financial from October 1990 until November 2005 and August 2007 through present, and until December 31, 2003 when it was dissolved, the general partner of Shamrock Associates, an investment partnership which was the principal stockholder of Kent Financial.  From November 2003 to December 2003, Mr. Koether was General Partner of Emerald Partners, an investment partnership.  Bryan P. Healey, Chief Financial Officer and Director of the Company is the son-in-law of Paul O. Koether.

James L. Bicksler, Ph.D., Director of the Company since September 1998, has been a Professor of Finance and Economics, School of Business, Rutgers University, since 1969.

Diarmuid F. Boran, has been a Director of the Company since May 2003.  Mr. Boran currently serves as Vice President, Corporate Development for Enturia, Inc.  He has been employed by the company since November 2006.  From March 2005 through May 2006 he was the Entrepreneur in Residence for the Kansas Technology Enterprise Corporation (KTEC) and also served as the Chief Business Officer for Inverseon, Inc., one of KTEC’s portfolio companies, during a portion of this time.  He worked as an independent consultant from January 2003 to February 2005 and from April 2001 to October 2001.  From October 2001 to December 2002, Mr. Boran was employed by EMD Pharmaceuticals, Inc., an affiliate of Merck KGaA, Darmstadt, Germany, most recently as Leader, Oncology Licensing and Business Development.  From May 2000 to September 2000 Mr. Boran served as Senior Vice President, Business Development for DJ Pharma, Inc. which was then acquired by Biovail Pharmaceuticals, Inc.  Mr. Boran served as Senior Vice President, Business Development for Biovail until April 2001.

Rocco Mastrodomenico, Director of the Company since November 2005, is a Certified Public Accountant.  Mr. Mastrodomenico is President of Imperial Consulting Services, LLC since July 2005.  Mr. Mastrodomenico was a Supervisor with Sobel & Company, LLC, a certified public accounting and consulting firm from October 2002 until June 2005.  From August 2001 until September 2002, Mr. Mastrodomenico was a Proprietary Trader with Carlin Equities and from March 2001 until August 2001 he was an Equity Research Associate with Oppenheimer & Close.  From April 1999 until March 2001, Mr. Mastrodomenico was a Financial Analyst with Winston and Controller of PWBI.  From September 1996 to April 1999, Mr. Mastrodomenico was with Deloitte & Touche, LLP.

Bryan P. Healey, a certified public accountant, has been Vice-President, Secretary and Chief Financial Officer of the Company since May 2006 and a Director since November 2007.  Mr. Healey has also been Vice-President, Secretary and Chief Financial Officer since May 2006 and a Director since November 2007 of Kent Financial Services, Inc.  Since July 2006, Mr. Healey has been a registered representative of T. R. Winston & Company, LLC.  From September 1995 to April 2006, Mr. Healey was with Bowman & Company, L.L.P., the largest CPA firm in Southern New Jersey, in various positions including audit manager from July 2001 to April 2006.

Audit Committee

The Board has an Audit Committee, which consists of Dr. Bicksler, Mr. Boran and Mr. Mastrodomenico, each of whom has been determined by the Board to be independent.

Audit Committee Financial Expert

The Board of Directors of the Company has determined that Rocco Mastrodomenico is an audit committee financial expert as that term is defined under SEC rules.

Nominating Committee; Compensation Committee

The Board of Directors has neither a nominating committee nor a compensation committee.  The Board believes that its numbers are sufficiently small that nominations and determinations of compensation can be addressed by the entirety of the Board.

Code of Ethics

The Company has adopted a Code of Ethics that applies to its principal executive officer and principal financial officer.  Stockholders may write to Bryan P. Healey, the Secretary of the Company, at the Company’s principal executive office: 211 Pennbrook Road, P.O. Box 97, Far Hills, New Jersey 07931, to request a copy of the Code of Ethics, and the Company will provide it to any person without charge upon such request.

ITEM 10. -	EXECUTIVE COMPENSATION

Summary Compensation Table

The table shown below includes information concerning the annual compensation for services in all capacities to the Company for the fiscal years ended December 31, 2007 and 2006, for those persons who were, at December 31, 2007 and 2006, the chief executive officer, the principal financial officer and the most highly paid executive officer other than the chief executive officer and principal financial officer (the "Named Officers").  The Company did not compensate any officers over $100,000 other than the Named Officers.

Name and Principal Position	Year	Salary (1)	Bonus	Option Awards	All Other Compensation		Total

Paul O. Koether	2007
Chief Executive Officer and Chairman of the Board	2006

Qun Yi Zheng	2007	$133,333			$163,854	(2)	$297,188
President	2006	200,000			33,495	(2)	233,495

Bryan P. Healey	2007
Chief Financial Officer, Principal Financial and Accounting Officer	2006

(1)	Mr. Koether and Mr. Healey were elected to their current positions on September 20, 1998 and May 15, 2006, respectively, and receive no compensation or fees for their services.
(2)
Amounts include $13,518 and $13,159 paid by Kent International in 2007 and 2006, respectively, for Dr. Zheng’s country club membership, $1,846 paid in 2007 and 2006 for Dr. Zheng’s life insurance premiums and $18,490 paid in 2007 and 2006, respectively, to lease an automobile used for business purposes.  All Other Compensation also includes $130,000 paid in accordance with the separation agreement with Dr. Zheng dated August 24, 2007.  Dr. Zheng resigned effective August 31, 2007.

Outstanding Equity Awards at Fiscal Year End

No stock options or stock appreciation rights were granted to the Named Executive Officers in 2007 or 2006.

The table below contains information concerning the fiscal year-end value of unexercised options held by the Named Executive Officers as of December 31, 2007.  No options were exercised by any Named Executive Officer in 2007 or 2006.

Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price	Option Expiration Date

Paul O. Koether	-	100,000	-	$3.50	07/16/10

James L. Bicksler PhD.	-	20,000	-	$3.50	07/16/10

Long-Term Incentive Plan Awards Table and Defined Benefit or Actuarial Plan Table

The Company does not maintain any long-term incentive plans or defined benefit or actuarial plans.

Equity Compensation Plan Information

The following table shows information with respect to each equity compensation plan under which the Company’s Common Stock is authorized for issuance as of the end of fiscal year 2007.

Plan Category	(a) Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	(b) Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	(c) Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans Excluding Securities Reflected in Column (a)

Equity Compensation Plans Approved by Security Holders

1986 Stock Option Plan	100,000	$3.50	200,000

1993 Equity Incentive Plan	20,000	3.50

Equity Compensation Plans not Approved by Security Holders

Total	120,000	$3.50	200,000

Director Compensation Table

Directors who are not employees of the Company receive a monthly fee of $500 plus $1,000 for each day of attendance at board and committee meetings and $500 for each day of attendance telephonically at board and committee meetings.  During 2007, the Company paid directors fees in the aggregate amount of approximately $28,500.  The table below includes information about compensation paid to our non-employee directors during 2007.

Name	Fees Earned or Paid in Cash	Total

Diarmuid F. Boran	$8,500	$8,500

James L. Bicksler	10,000	10,000

Rocco Mastrodomenico	10,000	10,000

	$28,500	$28,500

ITEM 11. -	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth the beneficial ownership of Common Stock of the Company as of April 25, 2008, by each person who was known by the Company to beneficially own more than 5% of the Common Stock, by each current director and nominee, each Named Executive Officer, and by all current directors and Named Executive Officers as a group:

	Number of Shares		Approximate
Name and Address of	of Common Stock		Percent
Beneficial Owner	Beneficially Owned (1)		of Class

Kent Financial Services, Inc.	1,900,000		53.25%
211 Pennbrook Road
PO Box 97
Far Hills, NJ 07931

Paul O. Koether (1)	2,095,100	(2) (3)	57.12%
211 Pennbrook Road
PO Box 97
Far Hills, NJ 07931

James L. Bicksler	20,000		*
96 Inwood Ave
Upper Montclair, NJ 07043

Rocco Mastrodomenico	-		-
52 Mill Road # 2
Morris Plains, NJ 07950

Bryan P. Healey (1) (4)	1,909,000	(2) (4)	53.50%
211 Pennbrook Road
PO Box 97
Bedminster, NJ 07931

Biotechnology Value Fund	725,606	(5)	20.34%
227 West Monroe Street
Suite 4800
Chicago, IL 60606

All directors and officers as a group (4 persons)	2,124,100		57.60%
___________________________________
* Represents less than one percent.

(1)This table is based upon information supplied by the Company’s officers, directors and principal stockholders and Form 4’s filed with the Securities Exchange Commission (the “SEC”).  Unless otherwise indicated in the footnotes to this table and subject to community property laws where applicable, the Company believes that each of the stockholders named in this table has sole voting and investment power with respect to the shares indicated as beneficially owned.  Applicable percentages are based on 3,567,956 shares outstanding on April 25, 2008, adjusted as required by rules promulgated by the SEC.  Included in such number of shares beneficially owned are shares subject to options currently exercisable or becoming exercisable within 60 days: Paul O. Koether (100,000) and James L. Bicksler (20,000); and all directors and executive officers as a group (120,000).

(2)Includes 1,900,000 shares held by Kent Financial Services, Inc. (“Kent”), a Nevada Corporation.  Mr. Koether is the Chairman and Chief Executive Officer of Kent and Mr. Healey is the Secretary and Chief Financial Officer of Kent.  Mr. Koether and Mr. Healey disclaim beneficial ownership of those shares.

(3)Includes 32,100 shares held in Mr. Koether’s IRA.   Also includes 63,000 shares beneficially owned by the Marital Trust u/w/o Natalie Koether.  As trustee, Mr. Koether may be deemed to own these shares beneficially.

(4)Includes 1,000 shares held in Mr. Healey’s IRA.  Also includes 8,000 shares beneficially owned by Mr. Healey’s spouse.

(5)According to Form 4 filed on December 10, 2001 on behalf of Biotechnology Value Fund L.P., Biotechnology Value Fund II L.P., BVF Partners L.P., BVF, Inc., and BVF Investments L.L.C. (collectively “Biotechnology Value Fund”).

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act as amended and the regulations and rules promulgated thereunder require the Company's officers, directors and persons who own more than ten percent of a registered class of the Company's equity securities (“Principal Owners”) , (i) file reports of ownership and changes in ownership on Forms 3, 4 and 5 with the Securities and Exchange Commission and the National Association of Securities Dealers and (ii) furnish copies of these filings to the Company.

Based solely on the Company's review of the copies of such forms (and amendments) it has received and representations from certain reporting persons that they were not required to file Forms 5 for specified fiscal years, the Company believes that all its officers, directors and Principal Owners complied with all filing requirements applicable to them with respect to transactions during fiscal 2007.

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

Year ended December 31, 2007

Audit Fees:  The aggregate fees, including expenses, billed by Paritz in connection with the audit of the Company’s consolidated financial statements and for the review of the Company’s financial information included in the Company’s Annual Report on Form 10-KSB for the fiscal year ending December 31, 2007 were $13,000.  The aggregate fees, including expenses, billed by Paritz in connection with the review of the Company’s financial information included in the Company’s quarterly reports on Form 10-QSB filed during the fiscal year ending December 31, 2007 were $4,500.

Audit Related Fees: No audit related fees were billed to the Company by Paritz in 2007.

Tax Fees: The aggregate fees, including expenses, billed by Paritz in connection with the preparation of income tax returns for the Company during fiscal year ended December 31, 2007 were $2,000.

All Other Fees: No other fees were billed to the Company by Paritz during 2007.

Year ended December 31, 2006

Audit Fees:  The aggregate fees, including expenses, billed by Paritz in connection with the audit of the Company’s consolidated financial statements and for the review of the Company’s financial information included in the Company’s Annual Report on Form 10-KSB for the fiscal year ending December 31, 2006 were $13,000.  The aggregate fees, including expenses, billed by APM in connection with the review of the Company’s financial information included in the Company’s quarterly reports on Form 10-QSB filed during the fiscal year ending December 31, 2006 were $9,924.

Audit Related Fees: The aggregate fees, including expenses, billed by APM related to the issuance of their consent of their 2005 opinion to be included in the Company’s 2006 audit report were $3,500.

Tax Fees: The aggregate fees, including expenses, billed by APM in connection with the preparation of income tax returns for the Company during fiscal year ended December 31, 2006 were $2,515.

All Other Fees: The aggregate fees, including expenses, billed by APM in connection with preliminary due diligence services on potential acquisitions were $2,175.

Audit Committee Pre-Approval Policies and Procedures

The Audit Committee pre-approved all non-audit work performed by the Company’s principal accountant, specifically, the preparation of income tax returns for the Company.

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

Signature	Capacity	Date

/s/ Paul O. Koether	Chairman and Chief Executive Officer	March 17, 2008
Paul O. Koether
(Principal Executive Officer)

/s/ Bryan P. Healey	Chief Financial Officer, Treasurer, Secretary and Director	March 17, 2008
Bryan P. Healey	(Principal Financial And Accounting Officer)

/s/ Diarmuid Boran	Director	March 17, 2008
Diarmuid Boran

/s/ James L. Bicksler	Director	March 17, 2008
James L. Bicksler

/s/ Rocco Mastrodomenico	Director	March 17, 2008
Rocco Mastrodomenico