Form 10-Q
period 2008-03-31
KENT INTERNATIONAL HOLDINGS INC
filed 2008-05-08
CIK 728478

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2008

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to ___________.

Commission File No.: 0-20726

Kent International Holdings, Inc.
(Exact name of registrant as specified in its charter)

Nevada	20-4888864
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

211 Pennbrook Road, P.O. Box 97, Far Hills, New Jersey 07931
(Address of principal executive offices)

(908) 766-7222
(Registrant's telephone number)

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes ☒     No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check One)
Large accelerated filer ☐ Accelerated filer ☐ Non-accelerated filer  ☐  Small reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☒     No ☐

State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date:  As of May 1, 2008, the issuer had 3,567,956 shares of its common stock, par value $.002 per share, outstanding.

KENT INTERNATIONAL HOLDINGS, INC.
FORM 10-Q
For The Quarterly Period Ended March 31, 2008

PART I.	FINANCIAL INFORMATION
ITEM 1.	Financial Statements

KENT INTERNATIONAL HOLDINGS, INC.
BALANCE SHEETS
(in 000’s, except share and per share amounts)

ASSETS	March 31, 2008 (Unaudited)	December 31, 2007

Current Assets:
Cash and cash equivalents	$33	$28
Short-term investments	10,534	10,550
Prepaid expenses and other current assets	2	8

Total current assets	10,569	10,586

Property and equipment, net of accumulated depreciation of $2	6	6

Other assets	6	6

Total assets	$10,581	$10,598

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable and accrued expenses	$44	$30

Stockholders' equity:
Preferred stock, $.002 par value; 2,000,000 shares authorized; none outstanding	-	-
Common stock, $.002 par value; 10,000,000 shares authorized; 3,567,956 shares issued and outstanding	7	7
Additional paid-in capital	99,368	99,369
Accumulated deficit	(88,838)	(88,808)

Total stockholders' equity	10,537	10,568

Total liabilities and stockholders' equity	$10,581	$10,598

See accompanying notes to financial statements.

KENT INTERNATIONAL HOLDINGS, INC.
STATEMENTS OF OPERATIONS
(in 000’s, except per share amounts)
(UNAUDITED)

	Three Months Ended
	March 31,
	2008	2007
Revenues:
Interest	$84	$134

Expenses:
General and administrative	114	200

Loss before income taxes	(30)	(66)
Provision for income taxes	-	-

Net loss	$(30)	$(66)

Basic and diluted net loss per common share	$(0.01)	$(0.02)

Basic and diluted weighted average number of common shares outstanding	3,568	3,570

See accompanying notes to financial statements.

KENT INTERNATIONAL HOLDINGS, INC.
STATEMENTS OF CASH FLOWS
(in 000’s)
(UNAUDITED)

	Three Months Ended
	March 31,
	2008	2007
Cash flows from operating activities:
Net loss	$(30)	$(66)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	1	2
Interest receivable on short-term investments	(83)	(132)
Change in prepaid expenses and other current assets	6	(6)
Change in accounts payable and accrued expenses	13	(2)

Net cash used in operating activities	(93)	(204)

Cash flows from investing activities:
Acquisition of property and equipment		(14)
Sale of short-term investments	98	244

Net cash provided by investing activities	98	230

Cash flows from financing activities:
Repurchase of common stock		(6)

Net cash used in financing activities	-	(6)

Net increase in cash and cash equivalents	5	20
Cash and cash equivalents at beginning of period	28	26

Cash and cash equivalents at end of period	$33	$46

Supplemental disclosure of cash flow information:
Cash paid for:
Taxes	$-	$-

See accompanying notes to financial statements.

KENT INTERNATIONAL HOLDINGS, INC.
Notes To Financial Statements
(Unaudited)

NOTE A - Basis of Presentation

The accompanying unaudited financial statements of Kent International, Inc. (“Kent International” or the “Company”) reflect all material adjustments consisting of only normal recurring adjustments that, in the opinion of management, are necessary for a fair presentation of results for the interim periods.  Certain information and footnote disclosures required under accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission, although the Company believes that the disclosures are adequate to make the information presented not misleading.  These financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2007 as filed with the Securities and Exchange Commission.

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

The results of operations for the three months ended March 31, 2008 are not necessarily indicative of the results to be expected for the entire year or for any other period.

NOTE B - Related Party Transactions

A monthly management fee of $21,000 is paid to Kent Financial Services, Inc. (“Kent”), a Nevada corporation, for management services.  These services include, among other things, periodic and other filings with the Securities and Exchange Commission, evaluating merger and acquisition proposals, internal accounting and shareholder relations.  This arrangement may be terminated at will by either party.  Kent was the beneficial owner of approximately 53.25% of the Company’s outstanding common stock at March 31, 2008.  Paul O. Koether, Chairman of the Company is also the Chairman of Kent and the beneficial owner of approximately 56.22% of Kent’s outstanding common stock.  Bryan P. Healey, Chief Financial Officer and Director of the Company is also the Chief Financial Officer and Director of Kent as well as the son-in-law of Paul O. Koether.

NOTE C - Common Stock

In October 2000, the Board of Directors approved a stock repurchase program authorizing the Company to repurchase up to 320,000 shares of its Common Stock at prices deemed favorable from time to time in the open market or in privately negotiated transactions subject to market conditions, the Company’s financial position and other considerations.  This program has no expiration date.  No shares were repurchased during the quarter ended March 31, 2008; however, 2,000 shares were acquired during the quarter ended March 31, 2007.  At March 31, 2008, there were 133,536 shares remaining authorized for repurchase under the program.  All shares repurchased were returned to the status of authorized but unissued shares.

NOTE D - Basic and Diluted Net Loss Per Share

The Company reports income (loss) per share under the requirements of Statement of Financial Accounting Standards No. 128, “Earnings per Share”.  Basic income (loss) per share includes the weighted average number of common shares outstanding during the year.  Diluted income (loss) per share includes the weighted average number of shares outstanding and dilutive potential common shares, such as warrants and options.  The Company had 120,000 and 290,000 common stock options outstanding at March 31, 2008 and 2007, respectively.  Since the Company had losses in the three months ended March 31, 2008, the stock options outstanding would have an anti-dilutive effect on net loss per share and as such are not included in the calculation.

NOTE E - Stock Options Plans

Kent International has issued certain common stock options to its employees, directors and consultants.  At March 31, 2008 and December 31, 2007, Kent International had 120,000 common stock options outstanding, and none were issued during the three months ended March 31, 2008.

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

NOTE F – Net Operating Loss Carryforwards

As of December 31, 2007, Kent International had approximately $77.6 million of net operating loss carryforwards (“NOL”) for income tax purposes.  In addition, Kent International has approximately $1.85 million of research and development and foreign tax credit carryforwards available to offset future federal income tax, subject to limitations for alternative minimum tax.  The NOL’s and tax credit carryforwards expire in various years from 2008 through 2027.  Kent International’s use of operating loss carryforwards and tax credit carryforwards is subject to limitations imposed by the Internal Revenue Code.  Management believes that the deferred tax assets as of March 31, 2008 do not satisfy the realization criteria set forth in SFAS No. 109 and has recorded a valuation allowance for the entire net tax asset.  By recording a valuation allowance for the entire amount of future tax benefits, the Company has not recognized a deferred tax benefit for income taxes in its statements of operations.

NOTE H - New Accounting Pronouncements

In December 2007, the FASB issued SFAS No. 141 (R), Business Combinations, and SFAS No. 160, Non-controlling Interests in Consolidated Financial Statements.  SFAS No. 141 (R) requires an acquirer to measure the identifiable assets acquired, the liabilities assumed, and any non-controlling interest in the acquiree at their fair values on the acquisition date, with goodwill being the excess value over the net identifiable assets acquired.  SFAS No. 160 clarifies that a non-controlling interest in a subsidiary should be reported as equity in the consolidated financial statement.  The calculation of earnings per share will continue to be based on income amounts attributable to the parent.  SFAS No. 141 (R) and SFAS No. 160 are effective for financial statements issued for fiscal years beginning after December 15, 2008.  Early adoption is prohibited.  We have not yet determined the effect on our financial statements, if any, upon adoption of SFAS No. 141 (R) or SFAS No. 160.

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with the Company’s Annual Report on Form 10-KSB for the fiscal year ended December 31, 2007 as well as the Company’s financial statements and notes thereto included elsewhere in this Quarterly Report on Form 10-Q.  Statements in this report relating to future plans, projections, events or conditions are forward-looking statements.  Such statements are subject to risks and uncertainties that could cause actual results to differ materially from those described.  The Company expressly disclaims any obligation or undertaking to update these statements in the future.

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

Additionally, Kent International has developed a niche social networking website, www.chinauspals.com, designed to promote cultural exchange between the citizens of the United States and those of the People’s Republic of China.  Membership to the site is free, thus, any potential revenues will be derived from advertisements placed on the site by third parties.  The site provides users with access to other users’ personal profiles and enables the user to send private messages to other registered users of similar interests in order to develop lasting friendships or simply attain a pen pal.  Chinauspals.com also features user generated discussion forums and blogs as well as user submitted videos and pictures.  Traffic growth has been disappointing thus far.

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

Results of Operations

Kent International had a net loss of $30,000, or $.01 basic and fully diluted loss per share, for the quarter ended March 31, 2008 compared to a net loss of $66,000, or $0.02 basic and fully diluted income per share, for the same period of 2007.  The decrease in the net loss was a result of a decrease in personnel expenses offset by decreased interest revenue on short-term investments and cash on deposit.

Revenues

Interest income decreased to $84,000 for the three months ended March 31, 2008, from $134,000 for the three months ended March 31, 2008.  A lower yield on short-term investments and cash equivalents was the reason for the decrease.

Expenses

General and administrative expenses were $114,000 in the three months ended March 31, 2008 compared to $200,000 in the three months ended March 31, 2007, a decrease of $86,000.  This decrease can be primarily attributed to a reduction of $63,000 in personnel expenses as a result of the resignation of our former President in August of 2007.  Other reductions in expenses included legal fees which decreased $13,000 and rental expense which decreased $5,000.

Liquidity and Capital Resources

At March 31, 2008, the Company had cash and cash equivalents of approximately $33,000.  Cash and cash equivalents consist of cash held in banks and brokerage firms.  The Company had short-term investments, consisting of U.S. Treasury Bills with original maturities of six months, of approximately $10.5 million at March 31, 2008.  Working capital at March 31, 2008 was approximately $10.525 million.  Management believes its cash, cash equivalents and short-term investments are sufficient for its operations for at least the next twelve months and for the costs of seeking an acquisition of or starting an operating business.

Net cash of $93,000 was used in operations for the three months ended March 31, 2008, a decrease of $111,000 from the $204,000 used in operations for the three months ended March 31, 2007.  Net cash used in operations for the periods was the result of the net losses for the periods coupled with the changes in operating assets and liabilities.  The decrease in net cash used in operations was largely the result a decrease in expenses.

Net cash of $98,000 was provided by investing activities during the three months ended March 31, 2008 by the sales of short-term investments.  Net cash of $230,000 was provided by investing activities during the three months ended March 31, 2007 resulting from $244,000 from the sales of short-term investments offset by $14,000 expended for website design.

There were no cash flows from financing activities reported during the three months ended March 31, 2008.  The Company used $6,000 for financing activities for the three months ended March 31, 2007 to repurchase 2,000 shares of common stock.

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

Other Disclosures – Related Party Transactions

A monthly management fee of $21,000 is paid to Kent Financial Services, Inc. (“Kent”), a Nevada corporation, for management services.  These services include, among other things, periodic and other filings with the Securities and Exchange Commission, evaluating merger and acquisition proposals, internal accounting and shareholder relations.  This arrangement may be terminated at will by either party.  Kent was the beneficial owner of approximately 53.25% of the Company’s outstanding common stock at March 31, 2008.  Paul O. Koether, Chairman of the Company is also the Chairman of Kent and the beneficial owner of approximately 56.22% of Kent’s outstanding common stock.  Bryan P. Healey, Chief Financial Officer and Director of the Company is also the Chief Financial Officer and Director of Kent as well as the son-in-law of Paul O. Koether.

Contractual Obligations

The Company has no material contractual obligations.

Off-Balance Sheet Arrangements

The Company has no off-balance sheet arrangements.

ITEM 3.	Quantitative and Qualitative Disclosure About Market Risk.

Not Applicable.

ITEM 4.	Controls and Procedures

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

Accordingly, based on their evaluation of our disclosure controls and procedures as of March 31, 2008, the Company’s Chief Executive Officer and its Chief Financial Officer have concluded that, as of that date, the Company’s controls and procedures were not effective for the purposes described above.

There was no change in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934) during the quarter ended March 31, 2008 that has materially affected or is reasonably likely to materially affect the Company’s internal control over financial reporting.

PART II.	OTHER INFORMATION
ITEM 1.	Legal Proceedings

None.

ITEM 2.	Unregistered Sale of Equity Securities and Use of Proceeds

None.

ITEM 3.	Defaults Upon Senior Securities

None.

ITEM 4.	Submission of Matters to a Vote of Security Holders

None.

ITEM 5.	Other Information

None.

ITEM 6.	Exhibits

3.1	Articles of Incorporation of Kent International Holdings, Inc. (1)

3.2	Bylaws of Kent International Holdings, Inc. (1)

3.3	Certificate of Designation for Series A Junior Participating Preferred Stock. (2)

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

32	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

(1)	Filed as an exhibit to the Company’s Definitive Information Statement on Form DEF 14C filed April 21, 2006, film number 06771307, and incorporated herein by reference.

(2)	Filed as an exhibit to the Company’s annual report on Form 10-K for the year ended December 31, 1995, and incorporated herein by reference.

*	Filed Herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

KENT INTERNATIONAL HOLDINGS, INC.

Date: May 8, 2008	By:	/s/ Bryan P. Healey
Bryan P. Healey
Chief Financial Officer and Secretary
(Principal Accounting and Financial Officer)