Form 10-Q
period 2008-06-30
KENT INTERNATIONAL HOLDINGS INC
filed 2008-07-30
CIK 728478

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2008

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
Yes  ☒  No  ☐

State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date:  As of July 25, 2008, the issuer had 3,567,456 shares of its common stock, par value $.002 per share, outstanding.

KENT INTERNATIONAL HOLDINGS, INC.
FORM 10-Q
For The Quarterly Period Ended June 30, 2008

PART I.	FINANCIAL INFORMATION
ITEM 1.	Financial Statements

KENT INTERNATIONAL HOLDINGS, INC.
BALANCE SHEETS
(in 000’s, except share and per share amounts)

ASSETS	June 30, 2008 (Unaudited)	December 31, 2007

Current Assets:
Cash and cash equivalents	$33	$28
Short-term investments	10,497	10,550
Prepaid expenses and other current assets	3	8

Total current assets	10,533	10,586

Property and equipment, net of accumulated depreciation of $2 and $1	5	6

Other assets	6	6

Total assets	$10,544	$10,598

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable and accrued expenses	$30	$30

Stockholders' equity:
Preferred stock, $.002 par value; 2,000,000 shares authorized; none outstanding
Common stock, $.002 par value; 10,000,000 shares authorized; 3,567,956 shares issued and outstanding	7	7
Additional paid-in capital	99,369	99,369
Accumulated deficit	(88,862)	(88,808)

Total stockholders' equity	10,514	10,568

Total liabilities and stockholders' equity	$10,544	$10,598

See accompanying notes to financial statements.

KENT INTERNATIONAL HOLDINGS, INC.
STATEMENTS OF OPERATIONS
(in 000’s, except per share amounts)
(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Revenues:
Interest	$77	$132	$161	$265
Other income	1	12	1	12

Total revenues	78	144	162	277

Expenses:
General and administrative	100	198	215	397
Write off capitalized software costs		38		38

Total expenses	100	236	215	435

Loss before income taxes	(22)	(92)	(53)	(158)
Provision for income taxes	1		1

Net loss	$(23)	$(92)	$(54)	$(158)

Basic and diluted net loss per common share	$(0.01)	$(0.03)	$(0.02)	$(0.04)

Basic and diluted weighted average number of common shares outstanding	3,568	3,568	3,568	3,569

See accompanying notes to financial statements.

KENT INTERNATIONAL HOLDINGS, INC.
STATEMENTS OF CASH FLOWS
(in 000’s)
(UNAUDITED)

	Six Months Ended June 30,
	2008	2007
Cash flows from operating activities:
Net loss	$(54)	$(158)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	1	3
Stock-based compensation expense	1
Write off capitalized software costs		38
Interest receivable on short-term investments	5	3
Accounts receivable		(14)
Change in prepaid expenses and other current assets	5	(3)
Change in accounts payable and accrued expenses		(2)

Net cash used in operating activities	(42)	(133)

Cash flows from investing activities:
Purchase of short-term investments	(10,485)	(10,624)
Acquisition of property and equipment		(14)
Maturities and sales of short-term investments	10,532	10,837

Net cash provided by investing activities	47	199

Cash flows from financing activities:
Repurchase of common stock		(6)

Net cash used in financing activities	-	(6)

Net increase in cash and cash equivalents	5	60
Cash and cash equivalents at beginning of period	28	26

Cash and cash equivalents at end of period	$33	$86

Supplemental disclosure of cash flow information:
Cash paid for:
Taxes	$1	$1

See accompanying notes to financial statements.

KENT INTERNATIONAL HOLDINGS, INC.
Notes To Financial Statements
(Unaudited)

NOTE A - Basis of Presentation

The accompanying unaudited financial statements of Kent International, Inc. (“Kent International” or the “Company”) have been prepared in accordance with accounting principles generally accepted for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X relating to smaller reporting companies.  Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America (“GAAP”) for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  The balance sheet at December 31, 2007 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by GAAP for complete financial statements; as such, these financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2007 as filed with the Securities and Exchange Commission.

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates.

The results of operations for the three and six months ended June 30, 2008 are not necessarily indicative of the results to be expected for the entire year or for any other period.

NOTE B - Related Party Transactions

A monthly management fee of $21,000 is paid to Kent Financial Services, Inc. (“Kent”), a Nevada corporation, for management services.  These services include, among other things, periodic and other filings with the Securities and Exchange Commission, evaluating merger and acquisition proposals, internal accounting and shareholder relations.  This arrangement may be terminated at will by either party.  Kent was the beneficial owner of approximately 53.25% of the Company’s outstanding common stock at June 30, 2008.  Paul O. Koether, Chairman of the Company is also the Chairman of Kent and the beneficial owner of approximately 56.94% of Kent’s outstanding common stock.  Bryan P. Healey, Chief Financial Officer and Director of the Company is also the Chief Financial Officer and a Director of Kent as well as the son-in-law of Paul O. Koether.

NOTE C - Common Stock

In October 2000, the Board of Directors approved a stock repurchase program authorizing the Company to repurchase up to 320,000 shares of its Common Stock at prices deemed favorable from time to time in the open market or in privately negotiated transactions subject to market conditions, the Company’s financial position and other considerations.  This program has no expiration date.  No shares were repurchased during the six months ended June 30, 2008; however, 2,000 shares were acquired during the six months ended June 30, 2007.  At June 30, 2008, there were 133,536 shares remaining authorized for repurchase under the program.  All shares repurchased were returned to the status of authorized but unissued shares.

NOTE D - Basic and Diluted Net Loss Per Share

The Company reports income (loss) per share under the requirements of Statement of Financial Accounting Standards No. 128, “Earnings per Share”.  Basic income (loss) per share includes the weighted average number of common shares outstanding during the year.  Diluted income (loss) per share includes the weighted average number of shares outstanding and dilutive potential common shares, such as warrants and options.  The Company had 220,000 and 290,000 common stock options outstanding at June 30, 2008 and 2007, respectively.  Since the Company had losses in the three and six months ended June 30, 2008, the stock options outstanding would have an anti-dilutive effect on net loss per share and as such are not included in the calculation.

NOTE E - Stock Options Plans

Kent International has issued certain common stock options to its employees, directors and consultants.  At June 30, 2008 and December 31, 2007, Kent International had 220,000 and 120,000 common stock options outstanding, respectively.

On May 8, 2008, the Board awarded a non-qualified stock option to Bryan P. Healey to purchase 100,000 shares of Kent International’s common stock under the Company’s 1986 Stock Option Plan.  The option has an exercise price of $3.20 and shall become exercisable at a rate of 20,000 shares on each of the first five anniversaries of the date of grant, provided that Mr. Healey remain in the continuous employ of the company.  The option shall expire on May 8, 2018, unless earlier terminated.

NOTE F: Stock Based Compensation

Until December 31, 2005, the Company applied Accounting Principles Board Opinion No. 25 and related interpretations in accounting for its common stock options.  Accordingly, no compensation cost had been recognized for the common stock options issued prior to that date.  In December 2004, the FASB issued SFAS No. 123(R), "Share-Based Payment," (“SFAS 123(R)”), a revision of SFAS 123, "Accounting for Stock-Based Compensation.”  SFAS 123(R) requires that the compensation cost relating to share-based payment transactions be recognized in financial statements.  The compensation cost is measured based on the fair value of the equity or liability instruments issued. SFAS 123(R) was effective as of the beginning of the first interim or annual period beginning after December 15, 2005.  Kent International adopted SFAS 123(R) on January 1, 2006.  The adoption did not have an impact on the Company’s financial position or results of operations as all stock options granted to that date were fully vested prior to January 1, 2006.

The Company recorded stock based compensation expense during 2008 for the options granted to an employee in May 2008.  The options granted have an exercise price greater than the market price of the Company’s stock on the grant date.  For purposes of calculating the compensation cost consistent with SFAS No. 123(R), "Share-Based Payment," the fair value of the option grant was estimated on the grant date using the Black-Scholes option-pricing model with the following assumptions used: no dividend yield; expected volatility of 25.31 percent; risk free interest rate of 3.125 percent; and weighted average expected life of 6.5 years.  The Company recognized approximately $1,000 in stock based compensation expense for the six months ended June 30, 2008.  As of June 30, 2008 there was approximately $43,000 of total unrecognized compensation cost related to non-vested awards granted under this plan, which is expected to be recognized on a straight line basis over the vesting term.

NOTE G - New Accounting Pronouncements

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

Results of Operations

Kent International had a net loss of $23,000, or $.01 basic and fully diluted loss per share, for the quarter ended June 30, 2008 compared to a net loss of $92,000, or $0.03 basic and fully diluted loss per share, for the same period of 2007.  For the six months ended June 30, 2008, the Company had a net loss of $54,000, or $0.02 basic and fully diluted loss per share, compared to a net loss of $158,000, or $0.04 basic and fully diluted loss per share, for the same period in 2007.  The decrease in the net loss was a result of a decrease in personnel and administrative expenses offset by decreased interest revenue on short-term investments and cash on deposit.

Revenues

Interest income decreased to $77,000 and $161,000 for the three and six months ended June 30, 2008, respectively, from $132,000 and $265,000 for the three and six months ended June 30, 2007, respectively.  A lower yield on short-term investments and cash equivalents was the reason for the decrease.

Expenses

General and administrative expenses were $100,000 in the three months ended June 30, 2008 compared to $198,000 in the three months ended June 30, 2007, a decrease of $98,000.  For the six months ended June 30, 2008, general and administrative expenses were $215,000, compared to $397,000 for the same period in 2007, a decrease of $182,000.  The decrease for the above mentioned periods can be primarily attributed to a reduction of $147,000 in personnel related expenses as a result of the resignation of our former President in August of 2007.  Other reductions in expenses included legal fees which decreased $9,000 and rental expense which decreased $11,000.

Liquidity and Capital Resources

At June 30, 2008, the Company had cash and cash equivalents of approximately $33,000.  Cash and cash equivalents consist of cash held in banks and brokerage firms.  The Company had short-term investments, consisting of U.S. Treasury Bills with original maturities of six months, of approximately $10.497 million at June 30, 2008.  Working capital at June 30, 2008 was approximately $10.503 million.  Management believes its cash, cash equivalents and short-term investments are sufficient for its operations for at least the next twelve months and for the costs of seeking an acquisition of or starting an operating business.

Net cash of $42,000 was used in operations for the six months ended June 30, 2008, a decrease of $91,000 from the $133,000 used in operations for the six months ended June 30, 2007.  Net cash used in operations for the periods was the result of the net losses for the periods coupled with the changes in operating assets and liabilities.  The decrease in net cash used in operations was largely the result a decrease in expenses.

Net cash of $47,000 was provided by investing activities during the six months ended June 30, 2008 by the sales and maturities of short-term investments offset by the purchase of short-term investments.  Net cash of $199,000 was provided by investing activities during the six months ended June 30, 2007 resulting from a net of $213,000 from the sales and purchases of short-term investments offset by $14,000 expended for website design.

There were no cash flows from financing activities reported during the six months ended June 30, 2008.  The Company used $6,000 for financing activities for the six months ended June 30, 2007 to repurchase 2,000 shares of common stock.

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

Other Disclosures – Related Party Transactions

A monthly management fee of $21,000 is paid to Kent Financial Services, Inc. (“Kent”), a Nevada corporation, for management services.  These services include, among other things, periodic and other filings with the Securities and Exchange Commission, evaluating merger and acquisition proposals, internal accounting and shareholder relations.  This arrangement may be terminated at will by either party.  Kent was the beneficial owner of approximately 53.25% of the Company’s outstanding common stock at June 30, 2008.  Paul O. Koether, Chairman of the Company is also the Chairman of Kent and the beneficial owner of approximately 56.94% of Kent’s outstanding common stock.  Bryan P. Healey, Chief Financial Officer and Director of the Company is also the Chief Financial Officer and a Director of Kent as well as the son-in-law of Paul O. Koether.

Other Disclosures – Common Stock Options Awarded

On May 8, 2008, the Board awarded a non-qualified stock option to Bryan P. Healey to purchase 100,000 shares of Kent International’s common stock under the Company’s 1986 Stock Option Plan.  The option has an exercise price of $3.20 and shall become exercisable at a rate of 20,000 shares on each of the first five anniversaries of the date of this agreement, provided that Mr. Healey remain in the continuous employ of the company.  The option shall expire on May 8, 2018, unless earlier terminated.

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

Accordingly, based on their evaluation of our disclosure controls and procedures as of June 30, 2008, the Company’s Chief Executive Officer and its Chief Financial Officer have concluded that, as of that date, the Company’s controls and procedures were not effective for the purposes described above.

There was no change in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934) during the quarter ended June 30, 2008 that has materially affected or is reasonably likely to materially affect the Company’s internal control over financial reporting.

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

KENT INTERNATIONAL HOLDINGS, INC.

Date: July 30, 2008	By:	/s/ Bryan P. Healey
Bryan P. Healey
Chief Financial Officer
(Principal Accounting and Financial Officer)