Form 10-K
period 2008-12-31
KENT INTERNATIONAL HOLDINGS INC
filed 2009-03-20
CIK 728478

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

MARK ONE:

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.
For the Fiscal year ended December 31, 2008

☐	Transition Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934
For the transition period from __________ to  _____________.

Commission file number 0-20726

Kent International Holdings, Inc.
(Exact name of registrant as specified in its charter)

Nevada	20-4888864
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

211 Pennbrook Road, P.O. Box 97, Far Hills, New Jersey	07931
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number   (908) 766-7222

Securities registered under Section 12(b) of the Exchange Act:
None

Securities registered under Section 12(g) of the Exchange Act:

Common Stock, par value $.002 per share
(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. ☐

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K  is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check One)
Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes   ☒    No ☐

As of February 28, 2009, there were 3,555,488 shares of common stock outstanding.  The aggregate market value of the common stock held by non-affiliates of the registrant, based upon the closing sale price on The Pink Sheets on February 27, 2009, was $2.6 million.

PART I

Item 1. -	BUSINESS

General

Except for the historical information contained herein, the matters discussed in this Annual Report on Form 10-K are forward-looking statements that involve risks and uncertainties.  For a discussion of certain factors which may affect the outcome projected in such statements, see Item 7 (“Management’s Discussion and Analysis of Financial Condition and Results of Operations”) of this Annual Report, as well as factors noted in the balance of this Item 1 (“Description of Business”).  Actual results may differ materially from those projected.  These forward-looking statements represent the Company’s judgment as of the date of the filing of this Annual Report.  The Company disclaims, however, any intent or obligation to update these forward-looking statements.

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

Social Networking Website

Kent International has developed a niche social networking website, www.ChinaUSPals.com, designed to promote cultural exchange between the citizens of the United States and those of the People’s Republic of China.  Membership to the site is free, thus, any potential revenues will be derived from advertisements placed on the site by third parties.  The site provides users with access to other users’ personal profiles and enables the user to send messages to other registered users of similar interests in order to develop lasting friendships or simply attain a pen pal.  ChinaUSPals.com also features user generated discussion forums and blogs as well as user submitted videos and pictures.  In July, we reached an agreement with Wizart Studios, LLC, a New York based web design firm, to redesign and market the site in return for a 19% equity interest in ChinaUSPals.com, Inc., the site’s holding company.  As a part of the agreement, Kent International will be responsible for the costs of marketing the site until revenue is generated.  The redesigned site was launched on August 6, 2008.  Since then, site membership has grown to over 3,100 members from the approximately 150 members prior to the redesign.

Item 1A. -	RISK FACTORS

Our business development activities and website produce losses

The Company has had net losses of $190,937 and $301,361 in 2008 and 2007, respectively.  At December 31, 2008, the accumulated deficit was $88,999,408.  The Company does not expect that its business development activity or social networking website will generate any significant revenues for an indefinite period as these efforts are in their early stages.  As a result, these activities will produce losses until such time as meaningful revenues are achieved.

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

Employees

The company does not have any compensated employees.

ITEM 2. -	PROPERTIES

The Company’s executive offices are located in Far Hills, New Jersey in premises provided by Kent Financial Services Inc.  The Company pays Kent Financial Services a monthly management fee of $21,000 for management services.  No separate payment is made for use of the premises.

ITEM 3. -	LEGAL PROCEEDINGS

None

ITEM4. -	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None
PART II

ITEM 5. -	MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITOES

Shareholders of Record

At February 29, 2009, the Company had approximately 394 stockholders of record.

Market Information

Since June 8, 2006, the Company’s common stock has been quoted on The Pink Sheets, under the symbol “KNTH”.  The table below sets forth the high and low sales price per share of the Common Stock for the periods indicated, as reported in The Pink Sheets

Calendar Quarter Ended:		High	Low

2007	March 31	$2.83	$2.61
	June 30	2.90	2.80
	September 30	3.10	2.57
	December 31	2.66	2.51

2008	March 31	$2.65	$2.13
	June 30	2.30	2.18
	September 30	2.25	1.43
	December 31	1.65	1.35

Dividends

The Company has not paid any cash dividends on its common stock since its inception and does not anticipate paying any cash dividends in the foreseeable future.

Purchase of Equity Securities

Issuer Purchases of Equity Securities (1)

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
October 1, 2008 - October 31, 2008	500	$1.64	500	131,268
November 1, 2008 - November 30, 2008	9,700	$1.65	9,700	121,568
December 1, 2008 - December 31, 2008	500	$1.58	500	121,068
Total	10,700	$1.65	10,700	121,068

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

Plan Category	(a) Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	(b) Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	(c) Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans Excluding Securities Reflected in Column (a)

Equity Compensation Plans Approved by Security Holders

1986 Stock Option Plan	200,000	$3.35	100,000

The Company’s 1986 Stock Option Plan (“1986 Plan”) authorizes the grant of stock options to officers and employees of the Company to purchase an aggregate of 300,000 shares of common stock.  The stock options granted under the plan may be incentive stock options (“ISO”) or nonstatutory stock options (“NSO”).  The Board of Directors may set the rate at which the options expire, subject to limitations discussed below.  However, no options shall be exercisable after the tenth anniversary of the date of grant or, in the case of ISOs, three months following termination of employment, except in cases of death or disability, for which the time or exercisability is extended.  In the event of dissolution, liquidation or other corporate reorganization, all stock options outstanding under the 1986 Plan would become exercisable in full.

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

The plan also provides for stock appreciation rights, which may be granted with respect to any stock option.  No stock appreciation rights have been granted through December 31, 2008.

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

ITEM 6. -	SELECTED FINANCIAL DATA

Not Applicable.

ITEM 7. -	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with the Company’s Financial Statements and Notes thereto included elsewhere in this Form 10-K.  Statements in this report relating to future plans, projections, events or conditions are forward-looking statements.  Such statements are subject to risks and uncertainties that could cause actual results to differ materially from those projected and include, but are not limited to, the risks discussed below, the risks discussed in the section of this Form 10-K entitled “Description of Business” and risks discussed elsewhere in this Form 10-K.  The Company expressly disclaims any obligation or undertaking to update these statements in the future.

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

Additionally, Kent International has developed a niche social networking website, www.ChinaUSPals.com, designed to promote cultural exchange between the citizens of the United States and those of the People’s Republic of China.  Membership to the site is free, thus, any potential revenues will be derived from advertisements placed on the site by third parties.  The site provides users with access to other users’ personal profiles and enables the user to send messages to other registered users of similar interests in order to develop lasting friendships or simply attain a pen pal.  ChinaUSPals.com also features user generated discussion forums and blogs as well as user submitted videos and pictures.  In July, we reached an agreement with Wizart Studios, LLC, a New York based web design firm, to redesign and market the site in return for a 19% equity interest in ChinaUSPals.com, Inc., the site’s holding company.  As a part of the agreement, Kent International will be responsible for the costs of marketing the site until revenue is generated.  The redesigned site was launched on August 6, 2008.  Since then, site membership has grown to over 3,100 members from the approximately 150 members prior to the redesign.

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

Results of Operations

Kent International had a net loss of $190,937, or $0.05 basic and fully diluted loss per share, for the year ended December 31, 2008 compared to a net loss of $301,361, or $0.08 basic and fully diluted income per share, for the year ended December 31, 2007.  The decrease in the net loss was a result of a decrease in personnel expenses offset by decreased interest revenue and increased consulting and due diligence expenses related to a proposed acquisition that was terminated prior to closing.

Revenues

Revenues were $265,579 and $532,843 for the years ended December 31, 2008 and 2007, respectively.  Interest income decreased to $264,329 in 2008 from $517,843 in 2007 due to dramatically lower yields on invested balances. The Company recorded $1,250 and $15,000 in other income for 2008 and 2007, respectively, in connection with a patent licensing agreement with the University of Colorado.  These patents are recorded on the Company’s books at a zero carrying value and the Company does not anticipate significant earnings in the future in connection with the agreement.

Expenses

General and administrative expenses were $456,006 in 2008 compared to $795,306 in 2007.  The decrease can be primarily attributed to a reduction of $333,099 in personnel related expenses as a result of the resignation of our former President in August of 2007.  Other significant reductions in expenses included directors’ fees which decreased $19,500, and rental expense which decreased $16,200.  These decreases were partially offset by $58,227 in consulting and due diligence expenses related to a proposed acquisition that was terminated prior to closing.

The Company recorded a charge of $37,764 in June 2007 to write off certain website development costs related to our social networking website, ChinaUSPals.com.  These costs were associated with a beta version of the website that the Company is no longer utilizing.

Liquidity and Capital Resources

At December 31, 2008, the Company had cash and cash equivalents of $290,880.  Cash and cash equivalents consist of cash held in banks and brokerage firms.  The Company had short-term investments, consisting of U.S. treasury bills with original maturities of six months, of $10.090 million at December 31, 2008.  Working capital at December 31, 2008 was approximately $10.356 million.  Management believes its cash and cash equivalents are sufficient for its business activities for the at least the next 12 months and for the costs of seeking an acquisition of an operating business.

Net cash of $159,939 was used in operations during 2008, a decrease of $121,970 or 43% over the $281,909 used in operations during 2007.  This decrease resulted primarily from the decrease in expenses as previously described in the Expenses section of the Management’s Discussion and Analysis.

Net cash of $443,243 and $290,072 was provided by investing activities in 2008 and 2007, respectively, primarily by the amount that the sales and maturities exceeded the purchases of short-term investments.

The Company used $20,764 for financing activities for the year ended December 31, 2008 to repurchase 12,468 shares of common stock compared to $5,343 used to repurchase 2,000 shares during 2007.

Factors Which May Affect Future Results

Future earnings of the Company are dependent on interest rates earned on the Company’s invested balances and expenses incurred. The Company expects to incur significant expenses in connection with its objective of redeploying its assets into an operating business.

Other Disclosures – Related Party Transactions

A monthly management fee of $21,000 is paid to Kent Financial Services, Inc. (“Kent”), a Nevada corporation, for management services.  These services include, among other things, periodic and other filings with the Securities and Exchange Commission, evaluating merger and acquisition proposals, internal accounting and shareholder relations.  This arrangement may be terminated at will by either party.  Kent was the beneficial owner of approximately 53.44% of the Company’s outstanding common stock at February 28, 2009.  Paul O. Koether, Chairman of the Company is also the Chairman of Kent and the beneficial owner of approximately 59.11% of Kent’s outstanding common stock.  Bryan P. Healey, Chief Financial Officer of the Company is also the Chief Financial Officer of Kent and the son-in-law of Paul O. Koether.

Off-Balance Sheet Arrangements

The Company has no off-balance sheet arrangements.

Contractual Commitments

The Company has no contractual commitments.

Other Matters

As of December 31, 2008, Kent International had approximately $63.4 million of net operating loss carryforwards (“NOL”) for income tax purposes.  In addition, Kent International has approximately $1.85 million of research and development and foreign tax credit carryforwards available to offset future federal income tax, subject to limitations for alternative minimum tax.  The NOLs and tax credit carryforwards expire in various years from 2009 through 2027.  Kent International’s use of operating loss carryforwards and tax credit carryforwards is subject to limitations imposed by the Internal Revenue Code.  Management believes that the deferred tax assets as of December 31, 2008 do not satisfy the realization criteria set forth in SFAS No. 109 and has recorded a valuation allowance for the entire net tax asset.  By recording a valuation allowance for the entire amount of future tax benefits, the Company has not recognized a deferred tax benefit for income taxes in its statements of operations.

ITEM 8. -	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements filed with this item are listed below:

Report of Independent Registered Public Accounting Firm

Financial Statements:

Consolidated Balance Sheet as of December 31, 2008

Consolidated Statements of Operations for the Years ended December 31, 2008 and 2007

Consolidated Statements of Cash Flows for the Years ended December 31, 2008 and 2007

Consolidated Statements of Stockholders’ Equity for the Years ended December 31, 2008 and 2007

Notes to Consolidated Financial Statements

Report of Independent Registered Public Accounting Firm

To the Stockholders’ and Board of Directors of Kent International Holdings, Inc.

We have audited the accompanying consolidated balance sheets of Kent International Holdings, Inc. as of December 31, 2008 and 2007 and the related consolidated statements of operations, stockholders’ equity, and cash flows for the years ended December 31, 2008 and 2007.  These consolidated financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Kent International Holdings, Inc. and subsidiaries as of December 31, 2008 and 2007, and the results of their operations and their cash flows for the years ended December 31, 2008 and 2007 in conformity with accounting principles generally accepted in the United States of America.

/s/ Paritz & Company, P.A.

March 11, 2009
Hackensack, New Jersey

KENT INTERNATIONAL HOLDINGS, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS
As of December 31, 2008 and 2007

	December 31,

ASSETS	2008	2007

Current Assets:
Cash and cash equivalents	$290,880	$28,340
Short-term investments	10,090,292	10,549,906
Prepaid expenses and other current assets	4,769	8,012

Total current assets	10,385,941	10,586,258

Property and equipment, net of accumulated depreciation of $7,391 and $1,474		5,917

Other assets	5,500	5,500

Total assets	$10,391,441	$10,597,675

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable and accrued expenses	$30,087	$30,478

Stockholders' equity:
Preferred stock, $.002 par value; 2,000,000 shares authorized; none outstanding
Common stock, $.002 par value; 10,000,000 shares authorized; 3,555,488 and 3,567,956 shares issued and outstanding	7,111	7,136
Additional paid-in capital	99,353,651	99,368,532
Accumulated deficit	(88,999,408)	(88,808,471)

Total stockholders' equity	10,361,354	10,567,197

Total liabilities and stockholders' equity	$10,391,441	$10,597,675

See accompanying notes to consolidated financial statements.

KENT INTERNATIONAL HOLDINGS, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2008	2007
Revenues:
Interest	$264,329	$517,843
Other income	1,250	15,000

Total revenues	265,579	532,843

Expenses:
General and administrative	456,006	795,306
Write off capitalized software costs		37,764

Total expenses	456,006	833,070

Loss before income taxes	(190,427)	(300,227)
Provision for income taxes	510	1,134

Net loss	$(190,937)	$(301,361)

Basic and diluted net loss per common share	$(0.05)	$(0.08)

Basic and diluted weighted average number of common
Common shares outstanding	3,564,867	3,568,361

See accompanying notes to consolidated financial statements.

KENT INTERNATIONAL HOLDINGS, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2008	2007
Cash flows from operating activities:
Net loss	$(190,937)	$(301,361)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	5,917	4,108
Stock-based compensation expense	5,858
Write off capitalized software costs		37,764
Changes in operating assets and liabilities:
Interest receivable on short-term investments	16,371	8,029
Change in prepaid expenses and other current assets	3,243	13,113
Change in accounts payable and accrued expenses	(391)	(43,562)

Net cash used in operating activities	(159,939)	(281,909)

Cash flows from investing activities:
Purchase of short-term investments	(20,574,584)	(21,156,714)
Sales and maturities of short-term investments	21,017,827	21,461,052
Acquisition of property and equipment		(14,266)

Net cash provided by investing activities	443,243	290,072

Cash flows from financing activities:
Repurchase of common stock	(20,764)	(5,343)

Net cash used in financing activities	(20,764)	(5,343)

Net increase in cash and cash equivalents	262,540	2,820
Cash and cash equivalents at beginning of period	28,340	25,520

Cash and cash equivalents at end of period	$290,880	$28,340

Supplemental disclosure of cash flow information:
Cash paid for:
Taxes	$510	$1,134

See accompanying notes to consolidated financial statements.

KENT INTERNATIONAL HOLDINGS, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

			Additional
	Common Stock		Paid in	Accumulated
	Shares	Amount	Capital	Deficit	Total

Balance December 31, 2006	3,569,956	$7,140	$99,373,871	$(88,507,110)	$10,873,901

Repurchase of common stock	(2,000)	(4)	(5,339)		(5,343)

Net loss				(301,361)	(301,361)

Balance December 31, 2007	3,567,956	7,136	99,368,532	(88,808,471)	10,567,197

Repurchase of common stock	(12,468)	(25)	(20,739)		(20,764)

Stock-based compensation			5,858		5,858

Net loss				(190,937)	(190,937)

Balance December 31, 2008	3,555,488	$7,111	$99,353,651	$(88,999,408)	$10,361,354

See accompanying notes to consolidated financial statements.

KENT INTERNATIONAL HOLDINGS, INC. AND SUDSIDIARY
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2008 and 2007

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

Additionally, Kent International has developed a niche social networking website, www.ChinaUSPals.com, designed to promote cultural exchange between the citizens of the United States and those of the People’s Republic of China.  Membership to the site is free, thus, any potential revenues will be derived from advertisements placed on the site by third parties.  The site provides users with access to other users’ personal profiles and enables the user to send messages to other registered users of similar interests in order to develop lasting friendships or simply attain a pen pal.  ChinaUSPals.com also features user generated discussion forums and blogs as well as user submitted videos and pictures.  In July, we reached an agreement with Wizart Studios, LLC, a New York based web design firm, to redesign and market the site in return for a 19% equity interest in ChinaUSPals.com, Inc., the site’s holding company.  As a part of the agreement, Kent International will be responsible for the costs of marketing the site until revenue is generated.  The redesigned site was launched on August 6, 2008.  Since then, site membership has grown to over 3,100 members from the approximately 150 members prior to the redesign.

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

We have excluded 100,000 and 120,000 Common Stock options from the calculation of diluted loss per share for the years ended December 31, 2008 and 2007, respectively, which, if included, would have an antidilutive effect.

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

Stock Based Compensation Expense

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

In December 2007, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard (“SFAS”) No. 141 (R), Business Combinations, and SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements.  SFAS No. 141 (R) requires an acquirer to measure the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree at their fair values on the acquisition date, with goodwill being the excess value over the net identifiable assets acquired.  SFAS No.160 clarifies that a noncontrolling interest in a subsidiary should be reported as equity in the consolidated financial statements.  The calculation of earnings per share will continue to be based on income amounts attributable to the parent. SFAS No. 141 (R) and SFAS No. 160 are effective for financial statements issued for fiscal years beginning after December 15, 2008.  Early adoption is prohibited.  We have not yet determined the effect on our consolidated financial statements, if any, upon adoption of SFAS No. 141 (R) or SFAS No. 160.  SFAS 141 (R) will significantly affect the accounting for future business combinations and we will determine the accounting as new combinations are determined.

NOTE 3 – Property, Plant & Equipment

Net property, plant and equipment as December 31, 2008 and 2007 consisted of (numbers in thousands):

	2008	2007

Office Furniture and Equipment	$7,391	$7,391
Less: Accumulated Depreciation	(7,391)	(1,474)

	$-	$5,917

Website Development Costs

The Company recorded a charge of approximately $37,764 in June 2007 to write off certain website development costs related to our social networking website, ChinaUSPals.com.  These costs were associated with a beta version of the website that the Company is no longer utilizing.

NOTE 4 - Income Taxes

As of December 31, 2008, the Company had approximately $63.4 million of net operating loss carryforwards (“NOL”) for income tax purposes and approximately $1.85 million of research and development and foreign tax credit carryforwards available to offset future federal income tax, subject to limitations for alternative minimum tax.  The NOLs and tax credit carryforwards expire in various years from 2009 through 2027.

Income tax expense for the years ended December 31, 2008 and 2007 consisted entirely of New Jersey State income taxes.  The income tax expense for the years ended December 31, 2008 and 2007 is different from the amount computed by multiplying total earnings before income taxes by the statutory Federal income tax rate of 35%.  The reasons for this difference and the related tax effect are as follows:

	2008	2007

Loss before income taxes	$(190,937)	$(301,361)
Stock-based compensation expense	5,858

	(185,079)	(301,361)
Statutory federal income tax rate	35%	35%

Expected income tax benefit	(64,778)	(105,476)
Increase in valuation allowance	64,778	105,476
State income tax expense	510	1,134

Provision for income tax	$510	$1,134

Deferred income taxes reflect the net effects of (a) temporary differences between the carrying amounts of assets and liabilities for financial statement purposes and the amounts used for income tax purposes, and (b) operating loss and tax credit carryforwards.

The tax effect of significant items comprising the Company’s net deferred tax asset as of December 31, 2008 and 2007 is as follows:

	2008	2007

Net operating loss carryforwards	$63,368,181	$77,603,669
Stock-based compensation expense	(5,858)

	63,362,323	77,603,669
Statutory federal income tax rate	35%	35%

Expected income tax benefit	22,176,813	27,161,284
Research and development and other credits	1,848,114	2,233,972

	24,024,927	29,395,256
Valuation Allowance	(24,024,927)	(29,395,256)

Net deferred tax asset	$-	$-

Management believes the deferred tax assets as of December 31, 2008 do not satisfy the realization criteria set forth in SFAS No. 109 and has recorded a valuation allowance for the entire net tax asset.

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

NOTE 6 - Stockholders’ Equity

Preferred Stock

The Company is authorized to issue 2,000,000 shares of $.002 par value preferred stock, which may be issued with various terms in one or more series, as the Board of Directors may determine. No preferred stock has been issued as of December 31, 2008.

Common Stock

In October 2000, the Board of Directors approved a stock repurchase program authorizing the Company to repurchase up to 320,000 shares of its Common Stock at prices deemed favorable from time to time in the open market or in privately negotiated transactions subject to market conditions, the Company’s financial position and other considerations.  This program has no expiration date.  During the years ended December 31, 2008 and 2007, the Company acquired 12,468 and 2,000 shares, respectively at a cost of $20,764 and $5,343, respectively.  As of December 31, 2008, 121,068 shares remaining authorized for repurchase under the program.  All shares repurchased were returned to the status of authorized but unissued shares.

Stock Option Plans

Kent International has issued certain common stock options to its employees, directors and consultants.  At December 31, 2008, Kent International had 200,000 common stock options outstanding.

The Company’s 1986 Stock Option Plan (“1986 Plan”) authorizes the grant of stock options to officers and employees of the Company to purchase an aggregate of 300,000 shares of common stock.  On May 8, 2008, the Board awarded a non-qualified stock option to Bryan P. Healey to purchase 100,000 shares of Kent International’s common stock under the 1986 Plan.  The option has an exercise price of $3.20 and shall become exercisable at a rate of 20,000 shares on each of the first five anniversaries of the date of grant, provided that Mr. Healey remain in the continuous employ of the company.  The option shall expire on May 8, 2018, unless earlier terminated.

The stock options granted under the plan may be incentive stock options (“ISO”) or nonstatutory stock options (“NSO”).  The Board of Directors may set the rate at which the options expire, subject to limitations discussed below.  However, no options shall be exercisable after the tenth anniversary of the date of grant or, in the case of ISOs, three months following termination of employment, except in cases of death or disability, for which the time or exercisability is extended.  In the event of dissolution, liquidation or other corporate reorganization, all stock options outstanding under the 1986 Plan would become exercisable in full.

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

The plan also provides for stock appreciation rights, which may be granted with respect to any stock option.  No stock appreciation rights have been granted through December 31, 2008.

A summary of the status of the Company’s 1986 Plan as of December 31, 2008 and 2007 and changes during the years ended on those dates is presented below:

	2008			2007
		Weighted-			Weighted-
		Average	Range of		Average	Range of
		Exercise	Exercise		Exercise	Exercise
	Shares	Price	Price	Shares	Price	Price

Options outstanding at the beginning of the year	120,000	$3.50	$3.50	290,850	$3.52	$3.50 - $7.34

Awarded	100,000	$3.20	$3.20

Expired	(20,000)	$3.50	$3.50	(170,850)	$3.54	$3.50 - $7.34

Options outstanding at the end of the year	200,000	$3.35	$3.20-$3.50	120,000	$3.50	$3.50

Options exercisable at the end of the year	100,000	$3.50	$3.50	120,000	$3.50	$3.50

During the year ended December 31, 2007, 300 common stock options with an exercise price of $7.34 awarded to certain directors and consultants outside of the 1986 plan expired.

For all options outstanding and exercisable at December 31, 2008, the exercise price ranges are:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding at December 31, 2008	Weighted Average Remaining Life (in Years)	Weighted Average Exercise Price	Number Outstanding at December 31, 2008	Weighted Average Remaining Life (in Years)	Weighted Average Exercise Price

$3.20-$3.50	200,000	5.45	$3.35	100,000	1.54	$3.50

NOTE 7 - Stock Based Compensation

The Company recorded stock based compensation expense during 2008 for the options granted to an employee in May 2008.  The options granted have an exercise price greater than the market price of the Company’s stock on the grant date.  For purposes of calculating the compensation cost consistent with SFAS No. 123(R), "Share-Based Payment," the fair value of the option grant was estimated on the grant date using the Black-Scholes option-pricing model with the following assumptions used: no dividend yield; expected volatility of 25.31 percent; risk free interest rate of 3.125 percent; and weighted average expected life of 6.5 years.  The Company recognized approximately $5,858 in stock based compensation expense for the year ended December 31, 2008.  As of December 31, 2008 there was $38,077 of total unrecognized compensation cost related to non-vested awards granted under this plan, which is expected to be recognized on a straight line basis over the vesting term.

NOTE 8 - Related Party Transactions

A monthly management fee of $21,000 is paid to Kent Financial Services, Inc. (“Kent”), a Nevada corporation, for management services.  These services include, among other things, periodic and other filings with the Securities and Exchange Commission, evaluating merger and acquisition proposals, internal accounting and shareholder relations.  This arrangement may be terminated at will by either party.  Kent was the beneficial owner of approximately 53.44% of the Company’s outstanding common stock at December 31, 2008.  Paul O. Koether, Chairman of the Company is also the Chairman of Kent and the beneficial owner of approximately 59.11% of Kent’s outstanding common stock.  Bryan P. Healey, Chief Financial Officer of the Company is also the Chief Financial Officer of Kent and the son-in-law of Paul O. Koether.

Item 9. -	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

Item 9A. -	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, the Company carried out, under the supervision and with the participation of the Company’s management, including its Chief Executive Officer and Chief Financial Officer, an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) in ensuring that information required to be disclosed by the Company in its reports is recorded, processed, summarized and reported within the required time periods.  In carrying out that evaluation, management identified a material weakness (as defined in Public Company Accounting Oversight Board Standard No. 2) in our internal control over financial reporting regarding a lack of adequate segregation of duties.  Accordingly, based on their evaluation of our disclosure controls and procedures as of December 31, 2008, the Company’s Chief Executive Officer and its Chief Financial Officer have concluded that, as of that date, the Company’s controls and procedures were not effective for the purposes described above.

There was no change in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934) during the quarter ended December 31, 2008 that has materially affected or is reasonably likely to materially affect the Company’s internal control over financial reporting.

Management’s Report on Internal Control over Financial Reporting

Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934.  We have assessed the effectiveness of those internal controls as of December 31, 2008, using the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) Internal Control – Intergrated Framework as a basis for our assessment.

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

Because of the above condition, the Company’s internal controls over financial reporting were not effective as of December 31, 2008.

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

Item 9B -	OTHER INFORMATION

None.

PART III

ITEM 10. -	DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

James L. Bicksler resigned as Director of the Company effective September 30, 2008.  Mr. Bicksler had served as a Director of the Company since 1998.

The Board of Directors will serve until the next Annual Meeting or until their successors have been duly elected and qualified.  The Company's officers are elected by and serve at the leave of the Board.  The directors and executive officers of the Company at February 28, 2009 were as follows:

Name	Age	Position Held

Paul O. Koether	72	Chairman, Chief Executive Officer and Director

Diarmuid F. Boran	49	Director

Rocco Mastrodomenico	35	Director

Bryan P. Healey	38	Chief Financial Officer and Director

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

Diarmuid F. Boran, has been a Director of the Company since May 2003.  Mr. Boran currently serves as Chief Operating Officer of Brandmeyer Enterprises.  He has been employed by the company since May 2008.  From November 2006 through May 2008 he was employed by Enturia, Inc., most recently as Vice President, Corporate Development.  From March 2005 through May 2006 he was the Entrepreneur in Residence for the Kansas Technology Enterprise Corporation (KTEC).  He worked as an independent consultant from January 2003 to February 2005 and from April 2001 to October 2001.  From October 2001 to December 2002, Mr. Boran was employed by EMD Pharmaceuticals, Inc., an affiliate of Merck KGaA, Darmstadt, Germany, most recently as Leader, Oncology Licensing and Business Development.  From May 2000 to September 2000 Mr. Boran served as Senior Vice President, Business Development for DJ Pharma, Inc. which was then acquired by Biovail Pharmaceuticals, Inc.  Mr. Boran served as Senior Vice President, Business Development for Biovail until April 2001.

Rocco Mastrodomenico, Director of the Company since November 2005, is a Certified Public Accountant.  Mr. Mastrodomenico is President of Imperial Consulting Services, LLC since July 2005.  Mr. Mastrodomenico was a Supervisor with Sobel & Company, LLC, a certified public accounting and consulting firm from October 2002 until June 2005.  From May 1999 until September 2002, Mr. Mastrodomenico was involved with several different companies within the financial services industry, including Financial Analyst with T.R. Winston and Controller of Pure World Botanicals, Inc.  From September 1996 to April 1999, Mr. Mastrodomenico was with Deloitte & Touche, LLP.

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

Audit Committee

The Board has an Audit Committee, which consists of Mr. Boran and Mr. Mastrodomenico, each of whom has been determined by the Board to be independent.

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

ITEM 11. -	EXECUTIVE COMPENSATION

Summary Compensation Table

The table shown below includes information concerning the annual compensation for services in all capacities to the Company for the fiscal years ended December 31, 2008 and 2007, for those persons who were, at December 31, 2008 and 2007, the chief executive officer, the principal financial officer and the most highly paid executive officer other than the chief executive officer and principal financial officer (the "Named Officers").  The Company did not compensate any officers over $100,000 other than the Named Officers.

Name and Principal Position	Year	Salary (1)	Bonus	Option Awards	All Other Compensation		Total

Paul O. Koether	2008
Chief Executive Officer and	2007
Chairman of the Board	2006

Qun Yi Zheng
President	2007	$133,333			$163,854	(2)	$297,187
	2006	200,000			33,495		233,495

Bryan P. Healey	2008			$5,858			5,858
Chief Financial Officer,	2007
Principal Financial and	2006
Accounting Officer

(1)
Mr. Koether and Mr. Healey were elected to their current positions on September 20, 1998 and May 15, 2006, respectively, and receive no cash compensation or fees for their services.  Mr. Healey was awarded 100,000 common stock options on May 8, 2008 (see note 7 of the notes to consolidated financial statements “Stock-based Compensation” for more details)

(2)
Amount includes $13,518 and $13,519 paid by Kent International in 2007 and 2006, respectively, for Dr. Zheng’s country club membership, $1,846 paid in 2007 and 2006 for Dr. Zheng’s life insurance premium and $18,490 paid in 2007 and 2006 to lease an automobile used for business purposes.  All Other Compensation also includes $130,000 paid in accordance with the separation agreement with Dr. Zheng dated August 24, 2007.  Dr. Zheng resigned effective August 31, 2007.

Outstanding Equity Awards at Fiscal Year End

On May 8, 2008, the Board awarded a non-qualified stock option to Bryan P. Healey to purchase 100,000 shares of Kent International’s common stock under the 1986 Plan.  The option has an exercise price of $3.20 and shall become exercisable at a rate of 20,000 shares on each of the first five anniversaries of the date of grant, provided that Mr. Healey remain in the continuous employ of the company.  The option shall expire on May 8, 2018, unless earlier terminated.

No stock options were awarded to the Named Executive Officers in 2007.  No stock appreciation rights were granted to the Named Executive Officers in 2008 or 2007.

The table below contains information concerning the fiscal year-end value of unexercised options held by the Named Executive Officers as of December 31, 2008.  No options were exercised by any Named Executive Officer in 2008 or 2007.

Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price	Option Expiration Date

Paul O. Koether	100,000	-	-	$3.50	07/16/10

Bryan P. Healey	-	100,000	-	$3.20	05/08/18

Long-Term Incentive Plan Awards Table and Defined Benefit or Actuarial Plan Table

The Company does not maintain any long-term incentive plans or defined benefit or actuarial plans.

Equity Compensation Plan Information

The following table shows information with respect to each equity compensation plan under which the Company’s Common Stock is authorized for issuance as of the end of fiscal year 2008.

Plan Category	(a) Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	(b) Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	(c) Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans Excluding Securities Reflected in Column (a)

Equity Compensation Plans Approved by Security Holders

1986 Stock Option Plan	200,000	$3.35	100,000

Director Compensation Table

Directors who are not employees of the Company receive a monthly fee of $500 plus $1,000 for each day of attendance at board and committee meetings and $500 for each day of attendance telephonically at board and committee meetings.  During 2008, the Company paid directors fees in the aggregate amount of approximately $22,000.  The table below includes information about compensation paid to our non-employee directors during 2008.

Name	Fees Earned or Paid in Cash	Total

Diarmuid F. Boran	$8,000	$8,000

James L. Bicksler	6,000	6,000

Rocco Mastrodomenico	8,000	8,000

	$22,000	$22,000

ITEM 12. -	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth the beneficial ownership of Common Stock of the Company as of February 28, 2009, by each person who was known by the Company to beneficially own more than 5% of the Common Stock, by each current director and nominee, each Named Executive Officer, and by all current directors and Named Executive Officers as a group:

Name and Address of Beneficial Owner	Number of Shares of Common Stock Beneficially Owned (1)		Approximate Percent of Class

Kent Financial Services, Inc.	1,900,000		53.44%
211 Pennbrook Road
PO Box 97
Far Hills, NJ 07931

Paul O. Koether (1)	2,108,440	(2) (3)	57.68%
211 Pennbrook Road
PO Box 97
Far Hills, NJ 07931

Dirmuid Boran	-		-
c/o 211 Pennbrook Road
PO Box 97
Far Hills, NJ 07931

Rocco Mastrodomenico	-		-
790 Speedwell Avenue
Morris Plains, NJ 07950

Bryan P. Healey (1) (4)	1,914,420	(2) (4)	53.84%
211 Pennbrook Road
PO Box 97
Far Hills, NJ 07931

Biotechnology Value Fund	725,606	(5)	20.41%
227 West Monroe Street
Suite 4800
Chicago, IL 60606

All directors and officers as a group (4 persons)	2,122,860		58.07%

(1)   This table is based upon information supplied by the Company’s officers, directors and principal stockholders and Form 4’s filed with the Securities Exchange Commission (the “SEC”).  Unless otherwise indicated in the footnotes to this table and subject to community property laws where applicable, the Company believes that each of the stockholders named in this table has sole voting and investment power with respect to the shares indicated as beneficially owned.  Applicable percentages are based on 3,555,488 shares outstanding on February 28, 2009, adjusted as required by rules promulgated by the SEC.  Included in such number of shares beneficially owned are shares subject to options currently exercisable or becoming exercisable within 60 days: Paul O. Koether (100,000); and all directors and executive officers as a group (100,000).

(2)   Includes 1,900,000 shares held by Kent Financial Services, Inc. (“Kent”), a Nevada Corporation.  Mr. Koether is the Chairman and Chief Executive Officer of Kent and Mr. Healey is the Secretary and Chief Financial Officer of Kent.  Mr. Koether and Mr. Healey disclaim beneficial ownership of those shares.

(3)   Includes 44,730 shares held in Mr. Koether’s IRA.   Also includes 63,710 shares beneficially owned by the Marital Trust u/w/o Natalie Koether.  As trustee, Mr. Koether may be deemed to own these shares beneficially.

(4)   Includes 6,420 shares held in Mr. Healey’s IRA.  Also includes 8,000 shares beneficially owned by Mr. Healey’s spouse.

(5)   According to Form 4 filed on December 10, 2001 on behalf of Biotechnology Value Fund L.P., Biotechnology Value Fund II L.P., BVF Partners L.P., BVF, Inc., and BVF Investments L.L.C. (collectively “Biotechnology Value Fund”).

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

Based solely on the Company's review of the copies of such forms (and amendments) it has received and representations from certain reporting persons that they were not required to file Forms 5 for specified fiscal years, the Company believes that all its officers, directors and Principal Owners complied with all filing requirements applicable to them with respect to transactions during fiscal 2008.

ITEM 13. -	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

Certain Relationships and Related Transactions

A monthly management fee of $21,000 is paid to Kent Financial Services, Inc. (“Kent”), a Nevada corporation, for management services.  These services include, among other things, periodic and other filings with the Securities and Exchange Commission, evaluating merger and acquisition proposals, internal accounting and shareholder relations.  This arrangement may be terminated at will by either party.  Kent was the beneficial owner of approximately 53.44% of the Company’s outstanding common stock at December 31, 2008.  Paul O. Koether, Chairman of the Company is also the Chairman of Kent and the beneficial owner of approximately 59.11% of Kent’s outstanding common stock.  Bryan P. Healey, Chief Financial Officer of the Company is also the Chief Financial Officer of Kent and the son-in-law of Paul O. Koether.

Director Independence

The following members of the Board of Directors are “independent” as that term is defined in the Rules of the NASDAQ Stock Market: Diarmuid Boran and Rocco Mastrodomenico.

Item 14. -	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The Company’s Principal Accountant for 2008 and 2007 was Paritz and Company, P.A. (“Paritz”).

Year ended December 31, 2008

Audit Fees:  The aggregate fees, including expenses, expected to be billed by Paritz in connection with the audit of the Company’s consolidated financial statements and for the review of the Company’s financial information included in the Company’s Annual Report on Form 10-K for the fiscal year ending December 31, 2008 are $13,000.  The aggregate fees, including expenses, billed by Paritz in connection with the review of the Company’s financial information included in the Company’s quarterly reports on Form 10-Q filed during the fiscal year ending December 31, 2008 were $4,500.

Audit Related Fees: No audit related fees were billed to the Company by Paritz in 2008.

Tax Fees: The aggregate fees, including expenses, billed by Paritz in connection with the preparation of income tax returns for the Company during fiscal year ended December 31, 2008 were $2,000.

All Other Fees: Paritz billed the Company $1,250 during 2008 for due diligence services related to a proposed acquisition that was terminated prior to closing.

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

ITEM 15. -	EXHIBITS

The following exhibits are filed as part of this report:

Exhibit
Number	Description of Document

3.1	Articles of Incorporation of Kent International Holdings, Inc. (1)

3.2	Bylaws of Kent International Holdings, Inc. (1)

3.3	Certificate of Designation for Series A Junior Participating Preferred Stock. (2)

10.39	Amended and Restated 1986 Incentive Stock Option Plan of the Company.(3)**

21	Subsidiary

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002***

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002***

32	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002***

__________________________

(1)	Filed as an exhibit to the Company’s Definitive Information Statement on Form DEF 14C filed April 21, 2006, film number 06771307, and incorporated herein by reference.

(2)	Filed as an exhibit to the Company’s annual report on Form 10-K for the year ended December 31, 1995, and incorporated herein by reference.

(3)	Filed as an exhibit to the Company’s Registration Statement of Form S-1, filed October 13, 1992, file number 33-53244, or amendments thereto and incorporated herein by reference.

**	Compensatory Plan.
***	Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

KENT INTERNATIONAL HOLDINGS, INC.

March 20, 2009	By:	/s/ Paul O. Koether
Paul O. Koether
Chairman and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Capacity	Date

/s/ Paul O. Koether	Chairman and Chief	March 20, 2009
Paul O. Koether	Executive Officer
(Principal Executive Officer)

/s/ Bryan P. Healey	Chief Financial Officer,	March 20, 2009
Bryan P. Healey	Treasurer, Secretary and Director (Principal Financial And Accounting Officer)

/s/ Diarmuid Boran	Director	March 20, 2009
Diarmuid Boran

/s/ Rocco Mastrodomenico	Director	March 20, 2009
Rocco Mastrodomenico