Form 10-Q
period 2009-06-30
KENT INTERNATIONAL HOLDINGS INC
filed 2009-07-31
CIK 728478

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2009

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

(908) 766-7221
(Registrant's telephone number)

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes  ☒  No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files.)  Yes  ☐  No  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check One)

Large accelerated filer  ☐  Accelerated filer  ☐  Non-accelerated filer  ☐  Smaller reporting company  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes  ☒  No  ☐

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date:  As of July 31, 2009, the issuer had 3,555,488 shares of its common stock, par value $.002 per share, outstanding.

KENT INTERNATIONAL HOLDINGS, INC. AND SUBSIDIARIES
FORM 10-Q
For The Quarterly Period Ended June 30, 2009

PART I.	FINANCIAL INFORMATION

ITEM 1.	Financial Statements

KENT INTERNATIONAL HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

ASSETS	June 30, 2009 (Unaudited)	December 31, 2008

Current Assets:
Cash and cash equivalents	$10,188,726	$290,880
Short-term investments		10,090,292
Prepaid expenses and other current assets	7,802	4,769

Total current assets	10,196,528	10,385,941

Other assets	5,500	5,500

Total assets	$10,202,028	$10,391,441

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable and accrued expenses	$29,159	$30,087

Stockholders' equity:
Preferred stock, $.002 par value; 2,000,000 shares authorized; none outstanding	-	-
Common stock, $.002 par value;10,000,000 shares authorized;3,555,488 shares issued and outstanding	7,111	7,111
Additional paid-in capital	99,358,045	99,353,651
Accumulated deficit	(89,192,287)	(88,999,408)

Total stockholders' equity	10,172,869	10,361,354

Total liabilities and stockholders' equity	$10,202,028	$10,391,441

See accompanying notes to consolidated financial statements.

KENT INTERNATIONAL HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
Revenues:
Interest	$4,692	$77,279	$10,455	$160,795
Other income		625		625

Total revenues	4,692	77,904	10,455	161,420

Expenses:
General and administrative	90,984	100,135	203,334	213,296

Loss before income taxes	(86,292)	(22,231)	(192,879)	(51,876)
Provision for income taxes	-	510	-	510

Net loss	$(86,292)	$(22,741)	$(192,879)	$(52,386)

Basic and diluted net loss per common share	$(0.03)	$(0.01)	$(0.06)	$(0.02)

Basic and diluted weighted average number of common shares outstanding	3,555,488	3,567,956	3,555,488	3,567,956

See accompanying notes to consolidated financial statements.

KENT INTERNATIONAL HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
 (UNAUDITED)

	Six Months Ended
	June 30,
	2009	2008
Cash flows from operating activities:
Net loss	$(192,879)	$(52,386)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation		612
Stock-based compensation expense	4,394	1,465
Changes in operating assets and liabilities:
Interest receivable on short-term investments	1,125	5,918
Change in prepaid expenses and other current assets	(3,033)	3,301
Change in accounts payable and accrued expenses	(928)	(1,341)

Net cash used in operating activities	(191,321)	(42,431)

Cash flows from investing activities:
Purchase of short-term investments		(10,485,417)
Sales and maturities of short-term investments	10,089,167	10,532,410

Net cash provided by investing activities	10,089,167	46,993

Net increase in cash and cash equivalents	9,897,846	4,562
Cash and cash equivalents at beginning of period	290,880	28,340

Cash and cash equivalents at end of period	$10,188,726	$32,902

Supplemental disclosure of cash flow information:
Cash paid for:
Taxes	$-	$510

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

The results of operations for the three and six months ended June 30, 2009 are not necessarily indicative of the results to be expected for the entire year or for any other period.

NOTE B - Related Party Transactions

A monthly management fee of $21,000 is paid to Kent Financial Services, Inc. (“Kent”), a Nevada corporation, for management services.  These services include, among other things, periodic and other filings with the Securities and Exchange Commission, evaluating merger and acquisition proposals, internal accounting and shareholder relations.  This arrangement may be terminated at will by either party.  Kent was the beneficial owner of approximately 53.44% of the Company’s outstanding common stock at June 30, 2009.  Paul O. Koether, Chairman of the Company is also the Chairman of Kent and the beneficial owner of or authorized proxy for approximately 59.54% of Kent’s outstanding common stock.  Bryan P. Healey, Chief Financial Officer and Director of the Company is also the Chief Financial Officer and a Director of Kent as well as the son-in-law of Paul O. Koether.

NOTE C - Common Stock

In October 2000, the Board of Directors approved a stock repurchase program authorizing the Company to repurchase up to 320,000 shares of its Common Stock at prices deemed favorable from time to time in the open market or in privately negotiated transactions subject to market conditions, the Company’s financial position and other considerations.  This program has no expiration date.  No shares were repurchased during the quarters ended June 30, 2009 and 2008.  At June 30, 2009, there were 121,068 shares remaining authorized for repurchase under the program.  All shares repurchased were returned to the status of authorized but unissued shares.

NOTE D - Basic and Diluted Net Loss Per Share

The Company reports income (loss) per share under the requirements of Statement of Financial Accounting Standards No. 128, “Earnings per Share”.  Basic income (loss) per share includes the weighted average number of common shares outstanding during the year.  Diluted income (loss) per share includes the weighted average number of shares outstanding and dilutive potential common shares, such as warrants and options.  The Company had 200,000 and 120,000 common stock options outstanding at June 30, 2009 and 2008, respectively.  Since the Company had losses in the three and six months ended June 30, 2009, the stock options outstanding would have an anti-dilutive effect on net loss per share and as such are not included in the calculation.

NOTE E - Stock Options Plans

Kent International has issued certain common stock options to its employees, directors and consultants.  At June 30, 2009 and December 31, 2008, Kent International had 200,000 common stock options outstanding, and none were issued during the three months ended June 30, 2009.

NOTE F – Net Operating Loss Carryforwards

As of December 31, 2008, Kent International had approximately $63.4 million of net operating loss carryforwards (“NOL”) for income tax purposes.  In addition, Kent International has approximately $1.85 million of research and development and foreign tax credit carryforwards available to offset future federal income tax, subject to limitations for alternative minimum tax.  The NOL’s and tax credit carryforwards expire in various years from 2009 through 2027.  Kent International’s use of operating loss carryforwards and tax credit carryforwards is subject to limitations imposed by the Internal Revenue Code.  Management believes that the deferred tax assets as of June 30, 2009 do not satisfy the realization criteria set forth in SFAS No. 109 and has recorded a valuation allowance for the entire net tax asset.  By recording a valuation allowance for the entire amount of future tax benefits, the Company has not recognized a deferred tax benefit for income taxes in its statements of operations.

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

In May 2009, the FASB issued SFAS No. 165 “Subsequent Events.”  This statement establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or available to be issued.  This statement is effective for interim or annual financial periods ending after June 15, 2009.  The Company believes that the adoption of the above recent pronouncement will not have a material effect on the Company’s results of operations, financial position, or cash flows.

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

Additionally, Kent International has developed a niche social networking website, www.ChinaUSPals.com, designed to promote cultural exchange between the citizens of the United States and those of the People’s Republic of China.  Membership to the site is free, thus, any potential revenues will be derived from advertisements placed on the site by third parties.  The site provides users with access to other users’ personal profiles and enables the user to send messages to other registered users of similar interests in order to develop lasting friendships or simply attain a pen pal.  ChinaUSPals.com also features user generated discussion forums and blogs as well as user submitted videos and pictures.  The site was redesigned in preparation for the 2008 Olympics and re-launched on August 6, 2008.  Since then, site membership has grown to over 4,900 members from the approximately 150 members prior to the redesign.

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

Results of Operations

Kent International had a net loss of $86,292, or $.03 basic and fully diluted loss per share, for the quarter ended June 30, 2009, compared to a net loss of $22,741, or $0.01 basic and fully diluted loss per share, for the quarter ended June 30, 2008.  Kent International had a net loss of $192,879, or $.06 basic and fully diluted loss per share, for the six months ended June 30, 2009 compared to a net loss of $52,386, or $0.02 basic and fully diluted loss per share, for the same period of 2008.  The increases in net losses were a result of decreases in interest revenue on short-term investments and cash on deposit.

Revenues

Interest revenue decreased to $4,692 for the three months ended June 30, 2009, from $77,279 for the three months ended June 30, 2008.  For the six months ended June 30, 2009, interest revenue decreased to $10,455 from $160,795 for the six months ended June 30, 2008.  A decrease in the yield on short-term investments and cash equivalents from 3.2% to 0.2% was the primary reason for the decreases.

Expenses

General and administrative expenses were $90,984 and $203,334 in the three and six months ended June 30, 2009 compared to $100,135 and $213,296 in the three and six months ended June 30, 2008, decreases of $9,151 and $9,962, respectively.  These decreases were the result of net immaterial decreases in general and administrative expense categories.

Liquidity and Capital Resources

At June 30, 2009, the Company had cash and cash equivalents of $10,188,726.  Cash and cash equivalents consist of cash held in banks and brokerage firms as well as U.S. Treasury Bills with original maturities of three months.  Working capital at June 30, 2009 was approximately $10.167 million.  Management believes its cash, cash equivalents and short-term investments are sufficient for its operations for at least the next twelve months and for the costs of seeking an acquisition of or starting an operating business.

Net cash of $191,321 was used in operations for the six months ended June 30, 2009, an increase of $148,890 from the $42,431 used in operations for the six months ended June 30, 2008.  Net cash used in operations for the periods was the result of the net losses for the periods coupled with the changes in operating assets and liabilities.  The increase in net cash used for operations was primarily the result of the decrease in interest revenue.

Net cash of $10,089,167 was provided by investing activities during the six months ended June 30, 2009 by the sales and maturities of short-term investments.  Net cash of $46,993 was provided by investing activities during the six months ended June 30, 2008 by the sales and maturities of short-term investments offset by the purchase of short-term investments.

There were no cash flows from financing activities reported during the six month periods ending June 30, 2009 and 2008.

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

Other Disclosures – Related Party Transactions

A monthly management fee of $21,000 is paid to Kent Financial Services, Inc. (“Kent”), a Nevada corporation, for management services.  These services include, among other things, periodic and other filings with the Securities and Exchange Commission, evaluating merger and acquisition proposals, internal accounting and shareholder relations.  This arrangement may be terminated at will by either party.  Kent was the beneficial owner of approximately 53.44% of the Company’s outstanding common stock at June 30, 2009.  Paul O. Koether, Chairman of the Company is also the Chairman of Kent and the beneficial owner of or authorized proxy for approximately 59.54% of Kent’s outstanding common stock.  Bryan P. Healey, Chief Financial Officer and Director of the Company is also the Chief Financial Officer and Director of Kent as well as the son-in-law of Paul O. Koether.

Contractual Obligations

The Company has no material contractual obligations.

Other Disclosures

None

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

Accordingly, based on their evaluation of our disclosure controls and procedures as of June 30, 2009, the Company’s Chief Executive Officer and its Chief Financial Officer have concluded that, as of that date, the Company’s controls and procedures were not effective for the purposes described above.

There was no change in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934) during the quarter ended June 30, 2009 that has materially affected or is reasonably likely to materially affect the Company’s internal control over financial reporting.

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

KENT INTERNATIONAL HOLDINGS, INC.

Date: July 31, 2009	By:	/s/ Bryan P. Healey
Bryan P. Healey
Chief Financial Officer
(Principal Accounting and Financial Officer)