Form 10-Q
period 2009-09-30
KENT INTERNATIONAL HOLDINGS INC
filed 2009-11-23
CIK 728478

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2009

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
Yes ☒     No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files.)  Yes ☐     No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check One)

Large accelerated filer  ☐  Accelerated filer  ☐  Non-accelerated filer  ☐  Smaller reporting company  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐     No ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date:  As of November 13, 2009, the issuer had 3,555,488 shares of its common stock, par value $.002 per share, outstanding.

KENT INTERNATIONAL HOLDINGS, INC. AND SUBSIDIARIES
FORM 10-Q
For The Quarterly Period Ended September 30, 2009

PART I.	FINANCIAL INFORMATION
ITEM 1.	Financial Statements

KENT INTERNATIONAL HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

ASSETS	September 30, 2009 (Unaudited)	December 31, 2008

Current Assets:
Cash and cash equivalents	$10,089,336	$290,880
Short-term investments		10,090,292
Prepaid expenses and other current assets	10,880	4,769

Total current assets	10,100,216	10,385,941

Other assets	5,500	5,500

Total assets	$10,105,716	$10,391,441

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable and accrued expenses	$52,609	$30,087

Stockholders' equity:
Preferred stock, $.002 par value;2,000,000 shares authorized;none outstanding	-	-
Common stock, $.002 par value;10,000,000 shares authorized;3,555,488 shares issued and outstanding	7,111	7,111
Additional paid-in capital	99,360,242	99,353,651
Accumulated deficit	(89,314,246)	(88,999,408)

Total stockholders' equity	10,053,107	10,361,354

Total liabilities and stockholders' equity	$10,105,716	$10,391,441

See accompanying notes to consolidated financial statements.

KENT INTERNATIONAL HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
Revenues:
Interest	$4,143	$57,402	$14,598	$218,197
Other income	2,500		2,500	625

Total revenues	6,643	57,402	17,098	218,822

Expenses:
General and administrative	127,533	120,086	330,867	333,382

Loss before income taxes	(120,890)	(62,684)	(313,769)	(114,560)
Provision for income taxes	1,069	510	1,069	510

Net loss	$(121,959)	$(63,194)	$(314,838)	$(115,070)

Basic and diluted net loss per common share	$(0.03)	$(0.02)	$(0.09)	$(0.03)

Basic and diluted weighted average number of common shares outstanding	3,555,488	3,566,561	3,555,488	3,567,488

See accompanying notes to consolidated financial statements.

KENT INTERNATIONAL HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
 (UNAUDITED)

	Nine Months Ended
	September 30,
	2009	2008
Cash flows from operating activities:
Net loss	$(314,838)	$(115,070)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation		984
Stock-based compensation expense	6,590	3,661
Changes in operating assets and liabilities:
Interest receivable on short-term investments	1,125	(51,086)
Change in prepaid expenses and other current assets	(6,111)	(2,233)
Change in accounts payable and accrued expenses	22,523	5,688

Net cash used in operating activities	(290,711)	(158,056)

Cash flows from investing activities:
Purchase of short-term investments		(10,485,417)
Sales and maturities of short-term investments	10,089,167	10,631,328

Net cash provided by investing activities	10,089,167	145,911

Cash flows from financing activities:
Repurchase of common stock		(3,150)

Net cash used in financing activities	-	(3,150)

Net increase in cash and cash equivalents	9,798,456	(15,295)
Cash and cash equivalents at beginning of period	290,880	28,340

Cash and cash equivalents at end of period	$10,089,336	$13,045

Supplemental disclosure of cash flow information:
Cash paid for:
Taxes	$1,069	$510

See accompanying notes to consolidated financial statements.

KENT INTERNATIONAL HOLDINGS, INC. AND SUBSIDIARIES
Notes To Consolidated Financial Statements
(Unaudited)

NOTE 1 - Basis of Presentation

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

The results of operations for the three and nine months ended September 30, 2009 are not necessarily indicative of the results to be expected for the entire year or for any other period.

NOTE 2 - Principles of Consolidation

The consolidated financial statements include the accounts of Kent International and its 81% subsidiary, ChinaUSPals, Inc., and its wholly owned subsidiary Kent Capital, Inc.  Intercompany balances and transactions between the Company and its subsidiaries have been eliminated.

NOTE 3 - Reclassifications of a General Nature

Certain amounts in the prior periods presented have been reclassified to conform to the current period financial statement presentation.  The reclassifications were made necessary by the change from reporting results rounded to the nearest thousand dollars to reporting results rounded to the nearest dollar.  These reclassifications had no effect on previously reported loss per share.

NOTE 4 - Related Party Transactions

A monthly management fee of $21,000 is paid to Kent Financial Services, Inc. (“Kent”), a Nevada corporation, for management services.  These services include, among other things, periodic and other filings with the Securities and Exchange Commission, evaluating merger and acquisition proposals, internal accounting and shareholder relations.  This arrangement may be terminated at will by either party.  Kent was the beneficial owner of approximately 53.44% of the Company’s outstanding common stock at September 30, 2009.  Paul O. Koether, Chairman of the Company is also the Chairman of Kent and the beneficial owner of or authorized proxy for approximately 59.54% of Kent’s outstanding common stock.  Bryan P. Healey, Chief Financial Officer and Director of the Company is also the Chief Financial Officer and a Director of Kent as well as the son-in-law of Paul O. Koether.

NOTE 5 - Common Stock

In October 2000, the Board of Directors approved a stock repurchase program authorizing the Company to repurchase up to 320,000 shares of its Common Stock at prices deemed favorable from time to time in the open market or in privately negotiated transactions subject to market conditions, the Company’s financial position and other considerations.  This program has no expiration date.  No shares were repurchased during the quarter ended September 30, 2009; however, 1,768 shares were repurchased for $3,150 during the quarter ended September 30, 2008.  At September 30, 2009, there were 121,068 shares remaining authorized for repurchase under the program.  All shares repurchased were returned to the status of authorized but unissued shares.

NOTE 6 - Basic and Diluted Net Loss Per Share

Basic income (loss) per share includes the weighted average number of common shares outstanding during the year.  Diluted income (loss) per share includes the weighted average number of shares outstanding and dilutive potential common shares, such as warrants and options.  The Company had 200,000 and 220,000 common stock options outstanding at September 30, 2009 and 2008, respectively.  Since the Company had losses in the three and nine months ended September 30, 2009, the stock options outstanding would have an anti-dilutive effect on net loss per share and as such are not included in the calculation.

NOTE 7 - Stock Options Plans

Kent International has issued certain common stock options to its employees, directors and consultants.  At September 30, 2009 and December 31, 2008, Kent International had 200,000 common stock options outstanding, and none were issued during the three months September 30, 2009.

NOTE 8 – Net Operating Loss Carryforwards

As of December 31, 2008, Kent International had approximately $63.4 million of net operating loss carryforwards (“NOL”) for income tax purposes.  In addition, Kent International has approximately $1.85 million of research and development and foreign tax credit carryforwards available to offset future federal income tax, subject to limitations for alternative minimum tax.  The NOL’s and tax credit carryforwards expire in various years from 2009 through 2027.  Kent International’s use of operating loss carryforwards and tax credit carryforwards is subject to limitations imposed by the Internal Revenue Code.  Management believes that the deferred tax assets as of September 30, 2009 do not satisfy the realization criteria set forth in United States accounting standards and has recorded a valuation allowance for the entire net tax asset.  By recording a valuation allowance for the entire amount of future tax benefits, the Company has not recognized a deferred tax benefit for income taxes in its statements of operations.

NOTE 9 - Stock Based Compensation Expense

The Company follows records compensation cost relating to share-based payment transactions in the financial statements.  The compensation cost is measured based on the fair value of the equity or liability instruments issued.

NOTE 10 – Subsequent Events

Subsequent events were evaluated as of November 23, 2009, the day the financial statements were issued.

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

Business Activities

On November 23, 2009, the Company’s subsidiary, Kent Capital, was authorized to operate as a licensed securities broker/dealer.  The Financial Industry Regulatory Authority (FINRA) approved Kent Capital to operate under three business lines; Private Placements, Real Estate Syndication and Trading Securities for Our Own Account.  The Company intends to operate the broker dealer in an attempt to generate revenue and earnings. However, management will continue to pursue merger or acquisition opportunities that offer potentially profitable uses for the Company’s available capital as discussed below. The Company’s initial investment in Kent Capital will be $350,000, with the potential to increase the investment to $2,500,000 or more within the next year, depending on the prospects for potential return on the investment.

To generate Private Placement revenue Kent Capital plans to raise capital from accredited and institutional investors for direct equity investments in real estate and real estate related projects.  These projects could include foreclosure properties, land (both finished and unfinished lots), partially finished commercial or residential projects, farmland or timberland, medical properties, student housing properties, multi-family properties, and energy efficiency, cogeneration, solar or wind projects.  Kent Capital would market these opportunities only to accredited investors who might be high net worth individuals or institutions.

Real Estate Syndication will be a derivative of Kent Capital’s real estate related Private Placement business as we may at times acquire a property or project prior to seeking investor interest.  In most cases, Kent Capital would then act as the sponsor of the syndicate and sell limited partnership interests in the property or project while remaining the general partner.  In other cases, Kent Capital may decide to hold the property for future resale.  Kent Capital will have the ability to close acquisitions quickly without requiring us to raise investor capital.  This would allow Kent Capital to market the opportunity to appropriate investors without time constraints.

Kent Capital is also approved for Trading Securities for Its Own Account.  As a result of the current condition of the financial markets, management believes that there are opportunities to acquire equity in publicly traded companies at historically low values.  Management may invest a portion of Kent Capital’s capital in such opportunities.  These investments would be made with the purpose of selling them for a capital gain at some future point.  All trading would be performed in a brokerage account opened in Kent Capital’s name at a discount brokerage such as Charles Schwab or Fidelity in order to minimize commission expenses and trading costs.

Additionally, the Company intends to serve as a vehicle for the acquisition of or merger or consolidation with another company (a ‘‘target business’’).  We intend to use our available working capital, capital stock, debt or a combination of these to effect a business combination with a target business which we believe has significant growth potential.  The business combination may be with a financially stable, mature company or a company that is in its early stages of development or growth, which could include companies seeking to obtain capital and to improve their financial stability.  We will not restrict our search to any particular industry.  Rather, we may investigate businesses of essentially any kind or nature and participate in any type of business that may, in our management’s opinion, meet our business objectives as described in this report.  We emphasize that the description in this report of our business objectives is extremely general and is not meant to restrict the discretion of our management to search for and enter into potential business opportunities.  We have not chosen the particular business in which we will engage and have not conducted any market studies with respect to any business or industry for you to evaluate the possible merits or risks of the target business or the particular industry in which we may ultimately operate.  To the extent we enter into a business combination with a financially unstable company or an entity in its early stage of development or growth, including entities without established records of sales or earnings, we will become subject to numerous risks inherent in the business and operations of financially unstable and early stage or potential emerging growth companies.  In addition, to the extent that we effect a business combination with an entity in an industry characterized by a high level of risk, we will become subject to the currently unascertainable risks of that industry.  An extremely high level of risk frequently characterizes certain industries that experience rapid growth.  In addition, although we will endeavor to evaluate the risks inherent in a particular industry or target business, we cannot assure you that we will properly ascertain or assess all significant risk factors.

Kent International has also developed a niche social networking website, www.ChinaUSPals.com, designed to promote cultural exchange between the citizens of the United States and those of the People’s Republic of China.  Membership to the site is free, thus, any potential revenues will be derived from advertisements placed on the site by third parties.  The site provides users with access to other users’ personal profiles and enables the user to send messages to other registered users of similar interests in order to develop lasting friendships or simply attain a pen pal.  ChinaUSPals.com also features user generated discussion forums and blogs as well as user submitted videos and pictures.  The site was redesigned in preparation for the 2008 Olympics and re-launched on August 6, 2008.  Since then, site membership has grown to over 6,100 members from the approximately 150 members prior to the redesign.

Kent International faces the risk that our website will not be viewable in China or will be deliberately blocked by the government of the People’s Republic of China.  Internet usage and content are heavily regulated in China and compliance with these laws and regulations may cause us to change or limit our business practices in a manner adverse to our business.  While management is encouraged by the membership and traffic growth since the redesign, we cannot be certain that the growth rate will continue or that existing members will continue using the site.  Accordingly, the Company is reviewing strategic options available to ChinaUSPals.com including selling the site, discontinuing promotional advertising, or shutting down the site’s operations.

The Company does not expect that either the broker/dealer or the social networking website will generate any significant revenues for an indefinite period as these efforts are in their early stages.  As a result, these programs may produce significant losses until such time as meaningful revenues are achieved.

Results of Operations

Kent International had a net loss of $121,959, or $.03 basic and fully diluted loss per share, for the quarter ended September 30, 2009, compared to a net loss of $63,194, or $0.02 basic and fully diluted loss per share, for the quarter ended September 30, 2008.  Kent International had a net loss of $314,838, or $.09 basic and fully diluted loss per share, for the nine months ended September 30, 2009 compared to a net loss of $115,070, or $0.03 basic and fully diluted loss per share, for the same period of 2008.  The increases in net losses were a result of decreases in interest revenue on short-term investments and cash on deposit.

Revenues

Interest revenue decreased to $4,143 for the three months ended September 30, 2009, from $57,402 for the three months ended September 30, 2008.  For the nine months ended September 30, 2009, interest revenue decreased to $14,598 from $218,197 for the nine months ended September 30, 2008.  A decrease in the yield on short-term investments and cash equivalents from 2.19% to 0.07% was the primary reason for the decreases.

Expenses

General and administrative expenses were $127,533 and $330,867 in the three and nine months ended September 30, 2009 compared to $120,086 and $333,382 in the three and nine months ended September 30, 2008, an increase of $7,447 and a decrease of $2,515, respectively.  The increase and decrease were the result of net immaterial changes in general and administrative expense categories.  Expenses in the quarter ended September 30, 2009 included approximately $22,000 in consulting and filing fees in relation to obtaining a broker/dealer license for Kent Capital.  These specific expenses should not recur; however, expenses related to Kent Capital are expected to increase overall expenses as it begins operation in November 2009.

Liquidity and Capital Resources

At September 30, 2009, the Company had cash and cash equivalents of $10,089,336.  Cash and cash equivalents consist of cash held in banks and brokerage firms as well as U.S. Treasury Bills with original maturities of three months.  Working capital at September 30, 2009 was approximately $10.048 million.  Management believes its cash, cash equivalents and short-term investments are sufficient for its operations for at least the next twelve months.

Net cash of $290,711 was used in operations for the nine months ended September 30, 2009, an increase of $132,655 from the $158,056 used in operations for the nine months ended September 30, 2008.  Net cash used in operations for the periods was the result of the net losses for the periods coupled with the changes in operating assets and liabilities.  The increase in net cash used for operations was primarily the result of the decrease in interest revenue.

Net cash of $10,089,167 was provided by investing activities during the nine months ended September 30, 2009 by the sales and maturities of short-term investments.  Net cash of $145,911 was provided by investing activities during the nine months ended September 30, 2008 by the sales and maturities of short-term investments offset by the purchase of short-term investments.

There were no cash flows from financing activities reported during the nine month ending September 30, 2009; however, the Company used $3,150 for financing activities for the nine months ended September 30, 2008 to repurchase 1,768 shares of common stock.

Factors That May Affect Future Results

Future earnings of the Company are dependent on interest rates earned on the Company’s invested balances, revenues generated at Kent Capital and expenses incurred.  Kent International expects to incur significant expenses in connection with its objective of redeploying its assets into an operating business, including its broker/dealer subsidiary, Kent Capital, and with the operation of the website.

Other Disclosures – Related Party Transactions

A monthly management fee of $21,000 is paid to Kent Financial Services, Inc. (“Kent”), a Nevada corporation, for management services.  These services include, among other things, periodic and other filings with the Securities and Exchange Commission, evaluating merger and acquisition proposals, internal accounting and shareholder relations.  This arrangement may be terminated at will by either party.  Kent was the beneficial owner of approximately 53.44% of the Company’s outstanding common stock at September 30, 2009.  Paul O. Koether, Chairman of the Company is also the Chairman of Kent and the beneficial owner of or authorized proxy for approximately 59.54% of Kent’s outstanding common stock.  Bryan P. Healey, Chief Financial Officer and Director of the Company is also the Chief Financial Officer and Director of Kent as well as the son-in-law of Paul O. Koether.

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

Accordingly, based on their evaluation of our disclosure controls and procedures as of September 30, 2009, the Company’s Chief Executive Officer and its Chief Financial Officer have concluded that, as of that date, the Company’s controls and procedures were not effective for the purposes described above.

There was no change in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934) during the quarter ended September 30, 2009 that has materially affected or is reasonably likely to materially affect the Company’s internal control over financial reporting.

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

KENT INTERNATIONAL HOLDINGS, INC.

Date: November 23, 2009	By:	/s/ Bryan P. Healey
Bryan P. Healey
Chief Financial Officer
(Principal Accounting and Financial Officer)