Form 10-K
period 2009-12-31
KENT INTERNATIONAL HOLDINGS INC
filed 2010-03-30
CIK 728478

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

MARK ONE:

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.
For the Fiscal year ended December 31, 2009

☐	Transition Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934
For the transition period from __________ to _____________.

Commission file number 0-20726

Kent International Holdings, Inc.
(Exact name of registrant as specified in its charter)

Nevada	20-4888864
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

10911 Raven Ridge Rd., Suite 103-45, Raleigh, North Carolina	27614
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number   (919) 847-8710

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
Yes  ☐     No  ☒

As of February 26, 2010, there were 3,555,488 shares of common stock outstanding.  The aggregate market value of the common stock held by non-affiliates of the registrant, based upon the closing sale price on The Pink Sheets on June 30, 2009, was $2.5 million.

PART I

Item 1. -	BUSINESS

General

Except for the historical information contained herein, the matters discussed in this Annual Report on Form 10-K are forward-looking statements that involve risks and uncertainties.  For a discussion of certain factors which may affect the outcome projected in such statements, see Item 1A (“Risk Factors”) of this Annual Report, as well as factors noted in the balance of this Item 1 (“Description of Business”).  Actual results may differ materially from those projected.  These forward-looking statements represent the Company’s judgment as of the date of the filing of this Annual Report.  The Company disclaims, however, any intent or obligation to update these forward-looking statements.

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

Business Development Activities

Kent International business plan is to serve as a vehicle for the acquisition of or merger or consolidation with another company (a ‘‘target business’’).  The Company may use its available working capital, capital stock, debt or a combination of these to start a business or to effect a business combination with a company seeking to establish a public trading market for its securities while avoiding the time delays, significant expense, loss of voting control and other burdens including significant professional fees of an initial public offering.  A business combination may be with a financially stable, mature company or a company that is in its early stages of development or growth, which could include companies seeking to obtain capital and to improve their financial stability.

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

Sources of target businesses

Kent International anticipates that target business candidates may be brought to the Company’s attention from various unaffiliated sources, including securities broker-dealers, investment bankers, private equity groups, venture capitalists, bankers, business brokers and other members of the financial community, who may present solicited or unsolicited proposals.  The Company’s officers and directors and their affiliates may also bring to the Company’s attention target business candidates.  The Company has entered into non-exclusive agreements with several finders and investment bankers and may engage such firms in the future for which the Company may pay a finder's fee or other compensation if a transaction is completed.

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

Securities Broker-Dealer

The Company’s wholly owned subsidiary, Kent Capital, Inc. (“Kent Capital”), is a securities broker-dealer.  Kent Capital’s membership agreement with the Financial Industry Regulatory Authority (FINRA) allows it to operate under three business lines; Private Placements, Real Estate Syndication and Trading Securities for Our Own Account.  The Company intends to operate the broker dealer in an attempt to generate revenue and earnings. However, management will continue to pursue merger or acquisition opportunities that offer potentially profitable uses for the Company’s available capital as discussed below. The Company’s initial investment in Kent Capital was $350,000, with the potential to increase the investment to $2,500,000 or more within the next year, depending on the prospects for potential return on the investment.

To generate Private Placement revenue Kent Capital may raise capital from accredited and institutional investors for direct equity investments in real estate and real estate related projects.  These projects could include foreclosure properties, land (both finished and unfinished lots), partially finished commercial or residential projects, farmland or timberland, medical properties, student housing properties, multi-family properties, and energy efficiency, cogeneration, solar or wind projects.  Kent Capital would market these opportunities only to accredited investors who might be high net worth individuals or institutions.

Real Estate Syndication may be a derivative of Kent Capital’s real estate related Private Placement business as we may at times acquire a property or project prior to seeking investor interest.  In most cases, Kent Capital would then act as the sponsor of the syndicate and sell limited partnership interests in the property or project while remaining the general partner.  In other cases, Kent Capital may decide to hold the property for future resale.  Kent Capital will have the ability to close acquisitions quickly without requiring us to raise investor capital.  This would allow Kent Capital to market the opportunity to appropriate investors without time constraints.

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

Social Networking Website

Kent International also operates a niche social networking website, www.ChinaUSPals.com, designed to promote cultural exchange between the citizens of the United States and those of the People’s Republic of China.  Membership to the site is free, thus, any potential revenues will be derived from advertisements placed on the site by third parties.  The site provides users with access to other users’ personal profiles and enables the user to send messages to other registered users of similar interests in order to develop lasting friendships or simply attain a pen pal.  ChinaUSPals.com also features user generated discussion forums and blogs as well as user submitted videos and pictures.  The site was redesigned in preparation for the 2008 Olympics and re-launched on August 6, 2008.  Since then, site membership has grown to over 6,200 members from the approximately 150 members prior to the redesign.

Kent International faces the risk that our website will not be viewable in China or will be deliberately blocked by the government of the People’s Republic of China.  Internet usage and content are heavily regulated in China and compliance with these laws and regulations may cause us to change or limit our business practices in a manner adverse to our business.  While management had been encouraged by the membership and traffic growth since the redesign, membership growth has dramatically declined in the past few months.  Accordingly, the Company is reviewing strategic options available to ChinaUSPals.com including selling the site or shutting down the site’s operations.  The Company has ceased all paid advertising for the site in order to minimize operational costs.

Item 1A. -	RISK FACTORS

Our business operations produce losses

The Company had very limited business operations during 2009 and 2008, and the Company had net losses of $474,618 and $190,937 in 2009 and 2008, respectively.  At December 31, 2009, the accumulated deficit was $89,474,026.  At the end of 2009, the Company initiated its broker-dealer operations; however, the Company does not expect that its securities broker-dealer or its business development activity will generate any significant revenues for an indefinite period as these efforts are in their early stages.  As a result, these activities will produce losses until such time as meaningful revenues are achieved.

Broker-Dealer Risks

The securities industry is, by its nature, subject to various risks, particularly in volatile or illiquid markets, including the risk of losses resulting from the ownership of securities, customer fraud, employee errors and misconduct and litigation.  Kent Capital is engaged in an extremely competitive business and its competitors include organizations that have substantially more employees and greater financial resources.  Kent Capital will also compete for investment funds with banks, insurance companies, hedge funds, private equity funds and other investment companies.

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

Our social networking website might not be viewable in China.

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

The Company’s executive offices are located in Raleigh, North Carolina in premises provided by Kent Financial Services Inc.  The Company pays Kent Financial Services a monthly management fee of $21,000 for management services.  No separate payment is made for use of the premises.

ITEM 3. -	LEGAL PROCEEDINGS

None

PART II

ITEM 4. -	MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITOES

Shareholders of Record

At February 26, 2010, the Company had approximately 394 stockholders of record.

Market Information

Since June 8, 2006, the Company’s common stock has been quoted on The Pink Sheets, under the symbol “KNTH”.  The table below sets forth the high and low sales price per share of the Common Stock for the periods indicated, as reported in The Pink Sheets

Calendar Quarter Ended:		High	Low

2009	March 31	$2.45	$1.50
	June 30	2.45	1.64
	September 30	1.95	1.62
	December 31	2.00	1.81

2008	March 31	$2.65	$2.13
	June 30	2.30	2.18
	September 30	2.25	1.43
	December 31	1.65	1.35

Dividends

The Company has not paid any cash dividends on its common stock since its inception and does not anticipate paying any cash dividends in the foreseeable future.

Purchase of Equity Securities

In October 2000, the Board of Directors approved a stock repurchase program authorizing the Company to repurchase up to 320,000 shares of its Common Stock at prices deemed favorable from time to time in the open market or in privately negotiated transactions subject to market conditions, the Company’s financial position and other considerations.  This program has no expiration date.  No shares were repurchased during the quarter ended December 31, 2009.  At December 31, 2009, there were 121,068 shares remaining authorized for repurchase under the program.  All shares repurchased were returned to the status of authorized but unissued shares.

Equity Compensation Plan Information

The following table sets forth information about the shares of the Company’s common stock that may be issued upon the exercise of options granted to employees under the Company’s 1986 Stock Option Plan:

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

The plan also provides for stock appreciation rights, which may be granted with respect to any stock option.  No stock appreciation rights have been granted through December 31, 2009.

ITEM 5. -	SELECTED FINANCIAL DATA

Not Applicable.

ITEM 6. -	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with the Company’s Financial Statements and Notes thereto included elsewhere in this Form 10-K.  Statements in this report relating to future plans, projections, events or conditions are forward-looking statements.  Such statements are subject to risks and uncertainties that could cause actual results to differ materially from those projected and include, but are not limited to, the risks discussed below, the risks discussed in the section of this Form 10-K entitled “Risk Factors” and risks discussed elsewhere in this Form 10-K.  The Company expressly disclaims any obligation or undertaking to update these statements in the future.

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

Business Activities

Kent International’s business plan is to serve as a vehicle for the acquisition of or merger or consolidation with another company (a ‘‘target business’’).  We intend to use our available working capital, capital stock, debt or a combination of these to effect a business combination with a target business which we believe has significant growth potential.  The business combination may be with a financially stable, mature company or a company that is in its early stages of development or growth, which could include companies seeking to obtain capital and to improve their financial stability.  We will not restrict our search to any particular industry.  Rather, we may investigate businesses of essentially any kind or nature and participate in any type of business that may, in our management’s opinion, meet our business objectives as described in this report.  We emphasize that the description in this report of our business objectives is extremely general and is not meant to restrict the discretion of our management to search for and enter into potential business opportunities.  We have not chosen the particular business in which we will engage and have not conducted any market studies with respect to any business or industry for you to evaluate the possible merits or risks of the target business or the particular industry in which we may ultimately operate.  To the extent we enter into a business combination with a financially unstable company or an entity in its early stage of development or growth, including entities without established records of sales or earnings, we will become subject to numerous risks inherent in the business and operations of financially unstable and early stage or potential emerging growth companies.  In addition, to the extent that we effect a business combination with an entity in an industry characterized by a high level of risk, we will become subject to the currently unascertainable risks of that industry.  An extremely high level of risk frequently characterizes certain industries that experience rapid growth.  In addition, although we will endeavor to evaluate the risks inherent in a particular industry or target business, we cannot assure you that we will properly ascertain or assess all significant risk factors.

Additionally, Company’s wholly owned subsidiary, Kent Capital, Inc. (“Kent Capital”), is a securities broker-dealer.  Kent Capital’s membership agreement with the Financial Industry Regulatory Authority (FINRA) allows it to operate under three business lines; Private Placements, Real Estate Syndication and Trading Securities for Our Own Account.  The Company intends to operate the broker dealer in an attempt to generate revenue and earnings. However, management will continue to pursue merger or acquisition opportunities that offer potentially profitable uses for the Company’s available capital as discussed below. The Company’s initial investment in Kent Capital was $350,000, with the potential to increase the investment to $2,500,000 or more within the next year, depending on the prospects for potential return on the investment.

To generate Private Placement revenue Kent Capital may raise capital from accredited and institutional investors for direct equity investments in real estate and real estate related projects.  These projects could include foreclosure properties, land (both finished and unfinished lots), partially finished commercial or residential projects, farmland or timberland, medical properties, student housing properties, multi-family properties, and energy efficiency, cogeneration, solar or wind projects.  Kent Capital would market these opportunities only to accredited investors who might be high net worth individuals or institutions.

Real Estate Syndication may be a derivative of Kent Capital’s real estate related Private Placement business as we may at times acquire a property or project prior to seeking investor interest.  In most cases, Kent Capital would then act as the sponsor of the syndicate and sell limited partnership interests in the property or project while remaining the general partner.  In other cases, Kent Capital may decide to hold the property for future resale.  Kent Capital will have the ability to close acquisitions quickly without requiring us to raise investor capital.  This would allow Kent Capital to market the opportunity to appropriate investors without time constraints.

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

Kent International also operates a niche social networking website, www.ChinaUSPals.com, designed to promote cultural exchange between the citizens of the United States and those of the People’s Republic of China.  Membership to the site is free, thus, any potential revenues will be derived from advertisements placed on the site by third parties.  The site provides users with access to other users’ personal profiles and enables the user to send messages to other registered users of similar interests in order to develop lasting friendships or simply attain a pen pal.  ChinaUSPals.com also features user generated discussion forums and blogs as well as user submitted videos and pictures.  The site was redesigned in preparation for the 2008 Olympics and re-launched on August 6, 2008.  Since then, site membership has grown to over 6,200 members from the approximately 150 members prior to the redesign.

Kent International faces the risk that our website will not be viewable in China or will be deliberately blocked by the government of the People’s Republic of China.  Internet usage and content are heavily regulated in China and compliance with these laws and regulations may cause us to change or limit our business practices in a manner adverse to our business.  While management had been encouraged by the membership and traffic growth since the redesign, membership growth has dramatically declined in the past few months.  Accordingly, the Company is reviewing strategic options available to ChinaUSPals.com including selling the site or shutting down the site’s operations.  The Company has ceased all paid advertising for the site in order to minimize operational costs.

The Company does not expect that these activities will generate any significant revenues for an indefinite period as these efforts are in their early stages.  As a result, these programs may produce significant losses until such time as meaningful revenues are achieved.

Results of Operations

Kent International had a net loss of $474,618, or $0.13 basic and fully diluted loss per share, for the year ended December 31, 2009 compared to a net loss of $190,937, or $0.05 basic and fully diluted income per share, for the year ended December 31, 2008.  The increase in the net loss was a result of decreased interest revenue and increased consulting and due diligence expenses related to a proposed acquisition that was terminated prior to closing.

Revenues

Revenues were $19,441 and $265,579 for the years ended December 31, 2009 and 2008, respectively.  Interest income decreased to $16,316 in 2009 from $264,329 in 2008 due to dramatically lower yields on invested balances. The Company recorded $3,125 and $1,250 in other income for 2009 and 2008, respectively, in connection with a patent licensing agreement with the University of Colorado.  These patents are recorded on the Company’s books at a zero carrying value and the Company does not anticipate significant earnings in the future in connection with the agreement.

Expenses

General and administrative expenses were $492,990 in 2009 compared to $456,006 in 2008.  The increase can be primarily attributed to $95,051 expended during 2009 in consulting and due diligence expenses related to a proposed acquisition that was terminated prior to closing, as compared to $58,227 expended during 2008 in consulting and due diligence expenses related to a separate proposed acquisition that was terminated prior to closing.  Other material expense increases during 2009 were $18,000 in consulting expenses related to the licensing of Kent Capital, Inc. and $12,149 related to the operation of ChinaUSPals.com.  These increases were partially offset by significant reductions in expenses such as travel and entertainment expense which decreased $12,900 and depreciation expense which decreased from $5,917 to zero.

Liquidity and Capital Resources

At December 31, 2009, the Company had cash and cash equivalents of $9,924,385.  Cash and cash equivalents consist of cash held in banks and brokerage firms, or U.S. treasury bills with original maturities of three months.  Working capital at December 31, 2009 was approximately $9.890 million.  Management believes its cash and cash equivalents are sufficient for its business activities for at least the next 12 months and for the costs of seeking an acquisition of or starting an operating business.

Net cash of $455,662 was used in operations during 2009, an increase of $295,723 over the $159,939 used in operations during 2008.  This increase resulted from the combination of the decrease in interest revenue and the increase in expenses as previously described.

Net cash of $10,089,167 and $443,243 was provided by investing activities in 2009 and 2008, respectively, by the amount that the sales and maturities exceeded the purchases of short-term investments.  The proceeds from the maturities of six-month U.S. treasury bills during 2009 were primarily reinvested in U.S treasury bills with original maturities of three months, effectively transferring the categorization from short term investments to cash equivalents for reporting purposes.

The Company used nil cash for financing activities for the year ended December 31, 2009 compared to $20,764 used to repurchase 12,468 shares during 2008.

Factors Which May Affect Future Results

Future earnings of the Company are dependent on interest rates earned on the Company’s invested balances, revenues generated at Kent Capital and expenses incurred.  Kent International expects to incur significant expenses in connection with its objective of redeploying its assets into an operating business, including its broker-dealer subsidiary, Kent Capital, and with the operation of the website.

Other Disclosures – Related Party Transactions

A monthly management fee of $21,000 is paid to Kent Financial Services, Inc. (“Kent”), a Nevada corporation, for management services.  These services include, among other things, periodic and other filings with the Securities and Exchange Commission, evaluating merger and acquisition proposals, internal accounting and shareholder relations.  This arrangement may be terminated at will by either party.  Kent was the beneficial owner of approximately 53.44% of the Company’s outstanding common stock at February 26, 2010.  Paul O. Koether, Chairman of the Company is also the Chairman of Kent and the beneficial owner of approximately 59.54% of Kent’s outstanding common stock.  Bryan P. Healey, Chief Financial Officer of the Company is also the Chief Financial Officer of Kent and the son-in-law of Paul O. Koether.

Off-Balance Sheet Arrangements

The Company has no off-balance sheet arrangements.

Contractual Commitments

The Company has no contractual commitments.

Other Matters

As of December 31, 2009, Kent International had approximately $39.7 million of net operating loss carryforwards (“NOL”) for income tax purposes.  In addition, Kent International has approximately $1.25 million of research and development and foreign tax credit carryforwards available to offset future federal income tax, subject to limitations for alternative minimum tax.  The NOLs and tax credit carryforwards expire in various years from 2010 through 2028.  Kent International’s use of operating loss carryforwards and tax credit carryforwards is subject to limitations imposed by the Internal Revenue Code.  Management believes that the deferred tax assets as of December 31, 2009 do not satisfy realization criteria and has recorded a valuation allowance for the entire net tax asset.  By recording a valuation allowance for the entire amount of future tax benefits, the Company has not recognized a deferred tax benefit for income taxes in its statements of operations.

ITEM 7. -	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements filed with this item are listed below:

Report of Independent Registered Public Accounting Firm

Financial Statements:

Consolidated Balance Sheets as of December 31, 2009 and 2008

Consolidated Statements of Operations for the Years ended December 31, 2009 and 2008

Consolidated Statements of Cash Flows for the Years ended December 31, 2009 and 2008

Consolidated Statements of Stockholders’ Equity for the Years ended
December 31, 2009 and 2008

Notes to Consolidated Financial Statements

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders’ of Kent International Holdings, Inc.

We have audited the accompanying consolidated balance sheets of Kent International Holdings, Inc. as of December 31, 2009 and 2008 and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the two years in the period ended December 31, 2009.  These consolidated financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Kent International Holdings, Inc. and subsidiaries as of December 31, 2009 and 2008, and the results of their operations and their cash flows for each of the two years in the period ended December 31, 2009 in conformity with accounting principles generally accepted in the United States of America.

/s/ Paritz & Company, P.A.

March 24, 2010
Hackensack, New Jersey

KENT INTERNATIONAL HOLDINGS, INC. AND SUBSIDIARIES
BALANCE SHEETS
As of December 31, 2009 and 2008

	December 31,

ASSETS	2009	2008

Current Assets:
Cash and cash equivalents	$9,924,385	$290,880
Short-term investments		10,090,292
Prepaid expenses and other current assets	8,466	4,769

Total current assets	9,932,851	10,385,941

Property and equipment, net of accumulated depreciation of nil and $7,391

Other assets	5,500	5,500

Total assets	$9,938,351	$10,391,441

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable and accrued expenses	$42,827	$30,087

Stockholders' equity:
Preferred stock, $.002 par value; 2,000,000 shares authorized; none outstanding
Common stock, $.002 par value; 10,000,000 shares authorized; 3,555,488 shares issued and outstanding	7,111	7,111
Additional paid-in capital	99,362,439	99,353,651
Accumulated deficit	(89,474,026)	(88,999,408)

Total stockholders' equity	9,895,524	10,361,354

Total liabilities and stockholders' equity	$9,938,351	$10,391,441

See accompanying notes to consolidated financial statements.

KENT INTERNATIONAL HOLDINGS, INC. AND SUBSIDIARIES
STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2009	2008
Revenues:
Interest	$16,316	$264,329
Other income	3,125	1,250

Total revenues	19,441	265,579

Expenses:
General and administrative	492,990	456,006

Total expenses	492,990	456,006

Loss before income taxes	(473,549)	(190,427)
Provision for income taxes	1,069	510

Net loss	$(474,618)	$(190,937)

Basic and diluted net loss per common share	$(0.13)	$(0.05)

Basic and diluted weighted average number of common
Common shares outstanding	3,555,488	3,564,867

See accompanying notes to consolidated financial statements.

KENT INTERNATIONAL HOLDINGS, INC. AND SUBSIDIARIES
STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2009	2008
Cash flows from operating activities:
Net loss	$(474,618)	$(190,937)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation		5,917
Stock-based compensation expense	8,788	5,858
Changes in operating assets and liabilities:
Interest receivable on short-term investments	1,125	16,371
Change in prepaid expenses and other current assets	(3,697)	3,243
Change in accounts payable and accrued expenses	12,740	(391)

Net cash used in operating activities	(455,662)	(159,939)

Cash flows from investing activities:
Purchase of short-term investments		(20,574,584)
Sales and maturities of short-term investments	10,089,167	21,017,827

Net cash provided by investing activities	10,089,167	443,243

Cash flows from financing activities:
Repurchase of common stock		(20,764)

Net cash used in financing activities	-	(20,764)

Net increase in cash and cash equivalents	9,633,505	262,540
Cash and cash equivalents at beginning of period	290,880	28,340

Cash and cash equivalents at end of period	$9,924,385	$290,880

Supplemental disclosure of cash flow information:
Cash paid for:
Taxes	$1,069	$510

See accompanying notes to consolidated financial statements.

KENT INTERNATIONAL HOLDINGS, INC. AND SUBSIDIARIES
STATEMENTS OF STOCKHOLDERS' EQUITY

			Additional
	Common Stock		Paid in	Accumulated
	Shares	Amount	Capital	Deficit	Total

Balance December 31, 2007	3,567,956	$7,136	$99,368,532	$(88,808,471)	$10,567,197

Repurchase of common stock	(12,468)	(25)	(20,739)		(20,764)

Stock-based compensation			5,858		5,858

Net loss				(190,937)	(190,937)

Balance December 31, 2008	3,555,488	7,111	99,353,651	(88,999,408)	10,361,354

Stock-based compensation			8,788		8,788

Net loss				(474,618)	(474,618)

Balance December 31, 2009	3,555,488	$7,111	$99,362,439	$(89,474,026)	$9,895,524

See accompanying notes to consolidated financial statements.

KENT INTERNATIONAL HOLDINGS, INC. AND SUDSIDIARY
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2009 and 2008

NOTE 1 – Organization

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

Nature of Business and Associated Risk

Kent International’s business plan is to serve as a vehicle for the acquisition of or merger or consolidation with another company (a ‘‘target business’’).  We intend to use our available working capital, capital stock, debt or a combination of these to effect a business combination with a target business which we believe has significant growth potential.  The business combination may be with a financially stable, mature company or a company that is in its early stages of development or growth, which could include companies seeking to obtain capital and to improve their financial stability.  We will not restrict our search to any particular industry.  Rather, we may investigate businesses of essentially any kind or nature and participate in any type of business that may, in our management’s opinion, meet our business objectives as described in this report.  We emphasize that the description in this report of our business objectives is extremely general and is not meant to restrict the discretion of our management to search for and enter into potential business opportunities.  We have not chosen the particular business in which we will engage and have not conducted any market studies with respect to any business or industry for you to evaluate the possible merits or risks of the target business or the particular industry in which we may ultimately operate.  To the extent we enter into a business combination with a financially unstable company or an entity in its early stage of development or growth, including entities without established records of sales or earnings, we will become subject to numerous risks inherent in the business and operations of financially unstable and early stage or potential emerging growth companies.  In addition, to the extent that we effect a business combination with an entity in an industry characterized by a high level of risk, we will become subject to the currently unascertainable risks of that industry.  An extremely high level of risk frequently characterizes certain industries that experience rapid growth.  In addition, although we will endeavor to evaluate the risks inherent in a particular industry or target business, we cannot assure you that we will properly ascertain or assess all significant risk factors.

Additionally, the Company’s wholly owned subsidiary, Kent Capital, Inc. (“Kent Capital”), is a securities broker-dealer.  Kent Capital’s membership agreement with the Financial Industry Regulatory Authority (FINRA) allows it to operate under three business lines; Private Placements, Real Estate Syndication and Trading Securities for Our Own Account.  The Company intends to operate the broker dealer in an attempt to generate revenue and earnings. However, management will continue to pursue merger or acquisition opportunities that offer potentially profitable uses for the Company’s available capital as discussed below. The Company’s initial investment in Kent Capital was $350,000, with the potential to increase the investment to $2,500,000 or more within the next year, depending on the prospects for potential return on the investment.

To generate Private Placement revenue Kent Capital may raise capital from accredited and institutional investors for direct equity investments in real estate and real estate related projects.  These projects could include foreclosure properties, land (both finished and unfinished lots), partially finished commercial or residential projects, farmland or timberland, medical properties, student housing properties, multi-family properties, and energy efficiency, cogeneration, solar or wind projects.  Kent Capital would market these opportunities only to accredited investors who might be high net worth individuals or institutions.

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

Kent International also operates a niche social networking website, www.ChinaUSPals.com, designed to promote cultural exchange between the citizens of the United States and those of the People’s Republic of China.  Membership to the site is free, thus, any potential revenues will be derived from advertisements placed on the site by third parties.  The site provides users with access to other users’ personal profiles and enables the user to send messages to other registered users of similar interests in order to develop lasting friendships or simply attain a pen pal.  ChinaUSPals.com also features user generated discussion forums and blogs as well as user submitted videos and pictures.  The site was redesigned in preparation for the 2008 Olympics and re-launched on August 6, 2008.  Since then, site membership has grown to over 6,200 members from the approximately 150 members prior to the redesign.

Kent International faces the risk that our website will not be viewable in China or will be deliberately blocked by the government of the People’s Republic of China.  Internet usage and content are heavily regulated in China and compliance with these laws and regulations may cause us to change or limit our business practices in a manner adverse to our business.  While management had been encouraged by the membership and traffic growth since the redesign, membership growth has dramatically declined in the past few months.  Accordingly, the Company is reviewing strategic options available to ChinaUSPals.com including selling the site or shutting down the site’s operations.  The Company has ceased all paid advertising for the site in order to minimize operational costs.

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

Principles of Consolidation

The consolidated financial statements include the accounts of Kent International and its 81% subsidiary, ChinaUSPals, Inc., and its wholly owned subsidiaries Kent Capital, Inc. and Kent Energy Solutions, Inc.  Intercompany balances and transactions between the Company and its subsidiaries have been eliminated.

Cash and Cash Equivalents

Cash and cash equivalents consist of cash in banks and brokerage firms and U.S. Treasury Bills with original maturities of three months.

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

We have excluded 120,000 and 100,000 Common Stock options from the calculation of diluted loss per share for the years ended December 31, 2009 and 2008, respectively, which, if included, would have an antidilutive effect.

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

Stock Based Compensation Expense

The Company uses the Black-Scholes option valuation model to estimate the fair value of its stock options at the date of grant.  The Black-Scholes option valuation model requires the input of subjective assumptions to calculate the value of stock options.  The Company uses historical data among other information to estimate the expected price volatility, the expected annual dividend, the expected option life and the expected forfeiture rate.  The grant date estimated fair value is recognized over the period during which an employee is required to provide service in exchange for the award, which is generally the option vesting period.

New Accounting Pronouncements

As of September 2009, the Company adopted Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC” or the “Codification”) 105-10 (formerly FASB Statement No. 168 “FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles). This standard establishes only two levels of U.S. generally accepted accounting principles (“GAAP”), authoritative and nonauthoritative. The Codification became the single source of authoritative, nongovernmental GAAP, except for rules and interpretive releases of the SEC, which are sources of authoritative GAAP for SEC registrants. All other non-grandfathered, non-SEC accounting literature not included in the Codification became nonauthoritative. ASC 105-10 does not change previously issued GAAP, but reorganizes GAAP into Topics. In circumstances where previous standards require a revision, the FASB will issue an Accounting Standards Update (“ASU”) on the Topic. Our adoption of ASC 105-10 did not have any impact on the Company’s financial statements.

NOTE 3 – Property, Plant & Equipment

Net property, plant and equipment as December 31, 2009 and 2008 consisted of:
	2009	2008

Office Furniture and Equipment		$7,391
Less: Accumulated Depreciation		(7,391)

	$-	$-

NOTE 4 - Income Taxes

As of December 31, 2009, the Company had approximately $39.7 million of net operating loss carryforwards (“NOL”) for income tax purposes and approximately $1.25 million of research and development and foreign tax credit carryforwards available to offset future federal income tax, subject to limitations for alternative minimum tax.  Approximately $24.1 million in NOLs and $602k in tax credits expired at the end of 2009 and the remaining NOLs and tax credit carryforwards expire in various years from 2010 through 2024 as shown on the following table:

Expiration Year	Carryover

2010	$13,523,004
2011	6,118,591
2012	5,401,648
2013	11,454,165
2014	-
2015-2024	3,220,434

Total	$39,717,842

Income tax expense for the years ended December 31, 2009 and 2008 consisted entirely of New Jersey State income taxes.  The income tax expense for the years ended December 31, 2009 and 2008 is different from the amount computed by multiplying total earnings before income taxes by the statutory Federal income tax rate of 35%.  The reasons for this difference and the related tax effect are as follows:

	2009	2008

Loss before income taxes	$(474,618)	$(190,937)
Stock-based compensation expense	8,788	5,858

	(465,830)	(185,079)
Statutory federal income tax rate	35%	35%

Expected income tax benefit	(163,041)	(64,778)
Increase in valuation allowance	163,041	64,778
State income tax expense	1,069	510

Provision for income tax	$1,069	$510

Deferred income taxes reflect the net effects of (a) temporary differences between the carrying amounts of assets and liabilities for financial statement purposes and the amounts used for income tax purposes, and (b) operating loss and tax credit carryforwards.

The tax effect of significant items comprising the Company’s net deferred tax asset as of December 31, 2009 and 2008 is as follows:

	2009	2008

Net operating loss carryforwards	$39,717,842	$63,368,181
Stock-based compensation expense	(14,646)	(5,858)

	39,703,196	63,362,323
Statutory federal income tax rate	35%	35%

Expected income tax benefit	13,896,119	22,176,813
Research and development and other credits	1,246,044	1,848,114

	15,142,163	24,024,927
Valuation Allowance	(15,142,163)	(24,024,927)

Net deferred tax asset	$-	$-

Management believes the deferred tax assets as of December 31, 2009 do not satisfy the realization criteria set forth in United States accounting standards and has recorded a valuation allowance for the entire net tax asset.

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

NOTE 6 - Stockholders’ Equity

Preferred Stock

The Company is authorized to issue 2,000,000 shares of $.002 par value preferred stock, which may be issued with various terms in one or more series, as the Board of Directors may determine. No preferred stock has been issued as of December 31, 2009.

Common Stock

In October 2000, the Board of Directors approved a stock repurchase program authorizing the Company to repurchase up to 320,000 shares of its Common Stock at prices deemed favorable from time to time in the open market or in privately negotiated transactions subject to market conditions, the Company’s financial position and other considerations.  This program has no expiration date.  Although the Company did not repurchase any shares during the year ended December 31, 2009, during the year ended December 31, 2008 the Company acquired 12,468 shares at a cost of $20,764.  As of December 31, 2009, 121,068 shares remaining authorized for repurchase under the program.  All shares repurchased were returned to the status of authorized but unissued shares.

Stock Option Plans

Kent International has issued certain common stock options to its employees, directors and consultants.  At December 31, 2009, Kent International had 200,000 common stock options outstanding.

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

The plan also provides for stock appreciation rights, which may be granted with respect to any stock option.  No stock appreciation rights have been granted through December 31, 2009.

A summary of the status of the Company’s 1986 Plan as of December 31, 2009 and 2008 and changes during the years ended on those dates is presented below:

	2009			2008
		Weighted-			Weighted-
		Average	Range of		Average	Range of
		Exercise	Exercise		Exercise	Exercise
	Shares	Price	Price	Shares	Price	Price

Options outstanding at the beginning of the year	200,000	$3.35	$3.20-$3.50	120,000	$3.50	$3.50

Awarded				100,000	$3.20	$3.20

Expired				(20,000)	$3.50	$3.50

Options outstanding at the end of the year	200,000	$3.35	$3.20-$3.50	200,000	$3.35	$3.20-$3.50

Options exercisable at the end of the year	120,000	$3.45	$3.20-$3.50	100,000	$3.50	$3.50

For all options outstanding and exercisable at December 31, 2009, the exercise price ranges are:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding at December 31, 2009	Weighted Average Remaining Life (in Years)	Weighted Average Exercise Price	Number Outstanding at December 31, 2009	Weighted Average Remaining Life (in Years)	Weighted Average Exercise Price

$3.20-$3.50	200,000	4.45	$3.35	120,000	1.84	$3.45

NOTE 7 - Stock Based Compensation

The Company recorded stock based compensation expense during 2009 and 2008 for the options granted to an employee in May 2008.  The options granted had an exercise price greater than the market price of the Company’s stock on the grant date.  For purposes of calculating the compensation cost, the fair value of the option grant was estimated on the grant date using the Black-Scholes option-pricing model with the following assumptions used: no dividend yield; expected volatility of 25.31 percent; risk free interest rate of 3.125 percent; and weighted average expected life of 6.5 years.  The Company recognized approximately $8,788 and $5,858 in stock based compensation expense for the years ended December 31, 2009 and 2008, respectively.  As of December 31, 2009 there was $29,289 of total unrecognized compensation cost related to non-vested awards granted under this plan, which is expected to be recognized on a straight line basis over the vesting term.

NOTE 8 - Related Party Transactions

A monthly management fee of $21,000 is paid to Kent Financial Services, Inc. (“Kent”), a Nevada corporation, for management services.  These services include, among other things, periodic and other filings with the Securities and Exchange Commission, evaluating merger and acquisition proposals, internal accounting and shareholder relations.  This arrangement may be terminated at will by either party.  Kent was the beneficial owner of approximately 53.44% of the Company’s outstanding common stock at December 31, 2009.  Paul O. Koether, Chairman of the Company is also the Chairman of Kent and the beneficial owner of approximately 59.54% of Kent’s outstanding common stock.  Bryan P. Healey, Chief Financial Officer of the Company is also the Chief Financial Officer of Kent and the son-in-law of Paul O. Koether.

NOTE 9 – Subsequent Events

Subsequent events were evaluated as of March 24, 2010, the day the financial statements were available to be issued.

Item 8. -	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

Item 8A. -	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, the Company carried out, under the supervision and with the participation of the Company’s management, including its Chief Executive Officer and Chief Financial Officer, an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) in ensuring that information required to be disclosed by the Company in its reports is recorded, processed, summarized and reported within the required time periods.  In carrying out that evaluation, management identified a material weakness (as defined in Public Company Accounting Oversight Board Standard No. 2) in our internal control over financial reporting regarding a lack of adequate segregation of duties.  Accordingly, based on their evaluation of our disclosure controls and procedures as of December 31, 2009, the Company’s Chief Executive Officer and its Chief Financial Officer have concluded that, as of that date, the Company’s controls and procedures were not effective for the purposes described above.

There was no change in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934) during the quarter ended December 31, 2009 that has materially affected or is reasonably likely to materially affect the Company’s internal control over financial reporting.

Management’s Report on Internal Control over Financial Reporting

Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934.  We have assessed the effectiveness of those internal controls as of December 31, 2009, using the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) Internal Control – Intergrated Framework as a basis for our assessment.

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

Because of the above condition, the Company’s internal controls over financial reporting were not effective as of December 31, 2009.

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

Item 8B -	OTHER INFORMATION

None.
PART III

ITEM 9. -	DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

The Board of Directors will serve until the next Annual Meeting or until their successors have been duly elected and qualified.  The Company's officers are elected by and serve at the leave of the Board.  The directors and executive officers of the Company at February 26, 2010 were as follows:

Name	Age	Position Held

Paul O. Koether	73	Chairman, Chief Executive Officer and Director

Diarmuid F. Boran	50	Director

Rocco Mastrodomenico	36	Director

Bryan P. Healey	39	Chief Financial Officer and Director

Paul O. Koether, has been Chairman and Chief Executive Officer since September 1998, as well as President from October 2003 until November 2005 and August 2007 through the present, of the Company.  Mr. Koether was Chairman from April 1988 to July 2005, President from April 1989 to February 1997 and director from March 1988 to July 2005 of Pure World, Inc., (“Pure World”) and from December 1994 until July 2005 a director and from January 1995 to July 2005 Chairman of Pure World’s wholly owned subsidiary, Pure World Botanicals, Inc., a manufacturer and distributor of natural products.  Mr. Koether was Chairman from 1990 until August 2003 and a registered representative since 1989 of T. R. Winston & Company, LLC. (“Winston”).  Since 1987, Mr. Koether has been Chairman, Director and Chief Executive Officer of Kent Financial Services, Inc. (“Kent Financial”) as well as President of Kent Financial from October 1990 until November 2005 and August 2007 through present.  Bryan P. Healey, Chief Financial Officer and Director of the Company is the son-in-law of Paul O. Koether.

Mr. Koether’s extensive executive experience in a multitude of industries including the securities, banking, real estate, nutraceutical and investment banking industries makes him essential to the Company’s success.

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

Mr. Boran has had significant experience in mergers and acquisitions as well as business development throughout his career.  His background is valuable to the Company as it reviews potential merger or acquisition candidates.

Rocco Mastrodomenico, Director of the Company since November 2005, is a Certified Public Accountant.  Mr. Mastrodomenico has been a manager with Pereira and Azevedo, LLC a certified public accounting firm, since August 2009.  He has been President of Imperial Consulting Services, LLC since July 2005.  Mr. Mastrodomenico was a Supervisor with Sobel & Company, LLC, a certified public accounting and consulting firm from October 2002 until June 2005.  From May 1999 until September 2002, Mr. Mastrodomenico was involved with several different companies within the financial services industry, including Financial Analyst with T.R. Winston and Controller of Pure World Botanicals, Inc.  From September 1996 to April 1999, Mr. Mastrodomenico was with Deloitte & Touche, LLP.

Mr. Mastrodomenico’s experience in corporate finance and accounting is important to the Company as both the Chairman of the Audit Committee as well as evaluating potential merger and acquisition candidates.

Bryan P. Healey, a certified public accountant, has been Vice-President, Secretary and Chief Financial Officer of the Company since May 2006 and a Director since November 2007.  Mr. Healey has also been Vice-President, Secretary and Chief Financial Officer since May 2006 and a Director since November 2007 of Kent Financial Services, Inc.  Since October 2009, Mr. Healey has been Chief Financial Officer of Kent Capital, Inc., a registered securities broker-dealer and subsidiary of Kent International.  From July 2006 to October 2009, Mr. Healey was a registered representative of T. R. Winston & Company, LLC, an independent securities brokerage firm based in Bedminster, NJ.  From September 1995 to April 2006, Mr. Healey was with Bowman & Company, L.L.P., the largest CPA firm in Southern New Jersey, in various positions including audit manager from July 2001 to April 2006.

Mr. Healey’s comprehensive knowledge and experience in corporate finance and accounting makes him an important asset to the Company.

Board Leadership Structure

Mr. Koether serves as our Chairman of the Board and as our Chief Executive Officer.  The Board believes that because the CEO is ultimately responsible for executing the strategic direction of the Company and for the performance of the Company, the CEO is the director best qualified to act as Chairman of the Board.  Additionally, given the size of the Company’s operations, it would be unduly burdensome on the Company to hire an individual to serve as the CEO.  Further, as the controlling shareholder of Kent Financial Services, Inc., the Company’s majority shareholder, Mr. Koether has the ability to influence operational and strategic decisions through voting control.

Board’s Oversight of Risk Management

The Board has an active role, as a whole and also at the audit committee level, in overseeing management of the Company’s risks.  The Audit Committee oversees management of financial, accounting and internal control risks.

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

Code of Ethics

The Company has adopted a Code of Ethics that applies to its principal executive officer and principal financial officer.  Stockholders may write to Bryan P. Healey, the Secretary of the Company, at the Company’s principal executive office at 10911 Raven Ridge Road, Suite 103-45, Raleigh, NC 27614, to request a copy of the Code of Ethics, and the Company will provide it to any person without charge upon such request.

ITEM 10. -	EXECUTIVE COMPENSATION

Summary Compensation Table

The table shown below includes information concerning the annual compensation for services in all capacities to the Company for the fiscal years ended December 31, 2009, 2008 and 2007, for those persons who were, at December 31, 2009, 2008 and 2007, the chief executive officer, the principal financial officer and the most highly paid executive officer other than the chief executive officer and principal financial officer (the "Named Officers").  The Company did not compensate any officers over $100,000 other than the Named Officers.

Name and Principal Position	Year	Salary (1)	Bonus	Option Awards	All Other Compensation		Total

Paul O. Koether	2009
Chief Executive Officer and	2008
Chairman of the Board	2007

Qun Yi Zheng
President	2007	$133,333			$163,854	(2)	$297,187

Bryan P. Healey	2009
Chief Financial Officer,	2008			$43,935			43,935
Principal Financial and	2007
Accounting Officer

(1)
Mr. Koether and Mr. Healey were elected to their current positions on September 20, 1998 and May 15, 2006, respectively, and receive no cash compensation or fees for their services.  Mr. Healey was awarded 100,000 common stock options on May 8, 2008 (see note 7 of the notes to consolidated financial statements “Stock-based Compensation” for more details)

(2)
Amount includes $13,518 paid by Kent International in 2007 for Dr. Zheng’s country club membership, $1,846 paid in 2007 for Dr. Zheng’s life insurance premium and $18,490 paid in 2007 to lease an automobile used for business purposes.  All Other Compensation also includes $130,000 paid in accordance with the separation agreement with Dr. Zheng dated August 24, 2007.  Dr. Zheng resigned effective August 31, 2007.

Outstanding Equity Awards at Fiscal Year End

No stock options were awarded to the Named Executive Officers in 2009.  No stock appreciation rights were granted to the Named Executive Officers in 2009 or 2008.

The table below contains information concerning the fiscal year-end value of unexercised options held by the Named Executive Officers as of December 31, 2009.  No options were exercised by any Named Executive Officer in 2009 or 2008.

Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price	Option Expiration Date

Paul O. Koether	100,000	-	-	$3.50	07/16/10

Bryan P. Healey	20,000	80,000	-	$3.20	05/08/18

Long-Term Incentive Plan Awards Table and Defined Benefit or Actuarial Plan Table

The Company does not maintain any long-term incentive plans or defined benefit or actuarial plans.

Equity Compensation Plan Information

The following table shows information with respect to each equity compensation plan under which the Company’s Common Stock is authorized for issuance as of the end of fiscal year 2009.

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

Director Compensation Table

Directors who are not employees of the Company receive a monthly fee of $500 plus $1,000 for each day of attendance at board and committee meetings and $500 for each day of attendance telephonically at board and committee meetings.  During 2009, the Company paid directors fees in the aggregate amount of approximately $17,000.  The table below includes information about compensation paid to our non-employee directors during 2009.

Name	Fees Earned or Paid in Cash	Total

Diarmuid F. Boran	$8,500	$8,500

Rocco Mastrodomenico	8,500	8,500

	$17,000	$17,000

ITEM 11. -	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth the beneficial ownership of Common Stock of the Company as of February 26, 2010, by each person who was known by the Company to beneficially own more than 5% of the Common Stock, by each current director and nominee, each Named Executive Officer, and by all current directors and Named Executive Officers as a group:

	Number of Shares	Approximate
Name and Address of	of Common Stock	Percent
Beneficial Owner	Beneficially Owned (1)	of Class

Kent Financial Services, Inc. 10911 Raven Ridge Road Suite 103-45 Raleigh, NC 27614	1,900,000	53.44%

Paul O. Koether (1) 5305 Miramar Lane Colleyville, TX 76034	2,140,491(2) (3)	58.56%

Dirmuid Boran c/o 10911 Raven Ridge Road Suite 103-45 Raleigh, NC 27614	-	-

Rocco Mastrodomenico 790 Speedwell Avenue Morris Plains, NJ 07950	1,846	*

Bryan P. Healey (1) (4) c/o 10911 Raven Ridge Road Suite 103-45 Raleigh, NC 27614	1,934,420(2) (4)	54.10%

Biotechnology Value Fund 227 West Monroe Street Chicago, IL 60606	725,606(5)	20.41%

All directors and officers as a group (4 persons)	2,176,757	59.22%

 * Less than one percent

(1)This table is based upon information supplied by the Company’s officers, directors and principal stockholders and Form 4’s filed with the Securities Exchange Commission (the “SEC”).  Unless otherwise indicated in the footnotes to this table and subject to community property laws where applicable, the Company believes that each of the stockholders named in this table has sole voting and investment power with respect to the shares indicated as beneficially owned.  Applicable percentages are based on 3,555,488 shares outstanding on February 26, 2010, adjusted as required by rules promulgated by the SEC.  Included in such number of shares beneficially owned are shares subject to options currently exercisable or becoming exercisable within 60 days: Paul O. Koether (100,000); Bryan P. Healey (20,000) and all directors and executive officers as a group (120,000).

(2)Includes 1,900,000 shares held by Kent Financial Services, Inc. (“Kent”), a Nevada Corporation.  Mr. Koether is the Chairman and Chief Executive Officer of Kent and Mr. Healey is the Secretary and Chief Financial Officer of Kent.  Mr. Koether and Mr. Healey disclaim beneficial ownership of those shares.

(3)Includes 44,730 shares held in Mr. Koether’s IRA.   Also includes 63,710 shares beneficially owned by the Marital Trust u/w/o Natalie Koether.  As trustee, Mr. Koether may be deemed to own these shares beneficially.

(4)Includes 6,420 shares held in Mr. Healey’s IRA.  Also includes 8,000 shares beneficially owned by Mr. Healey’s spouse.

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

Based solely on the Company's review of the copies of such forms (and amendments) it has received and representations from certain reporting persons that they were not required to file Forms 5 for specified fiscal years, the Company believes that all its officers, directors and Principal Owners complied with all filing requirements applicable to them with respect to transactions during fiscal 2009.

ITEM 12. -	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

Certain Relationships and Related Transactions

A monthly management fee of $21,000 is paid to Kent Financial Services, Inc. (“Kent”), a Nevada corporation, for management services.  These services include, among other things, periodic and other filings with the Securities and Exchange Commission, evaluating merger and acquisition proposals, internal accounting and shareholder relations.  This arrangement may be terminated at will by either party.  Kent was the beneficial owner of approximately 53.44% of the Company’s outstanding common stock at December 31, 2009.  Paul O. Koether, Chairman of the Company is also the Chairman of Kent and the beneficial owner of approximately 59.54% of Kent’s outstanding common stock.  Bryan P. Healey, Chief Financial Officer of the Company is also the Chief Financial Officer of Kent and the son-in-law of Paul O. Koether.

Director Independence

The following members of the Board of Directors are “independent” as that term is defined in the Rules of the NASDAQ Stock Market: Diarmuid Boran and Rocco Mastrodomenico.

Item 13. -	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The Company’s Principal Accountant for 2009 and 2008 was Paritz and Company, P.A. (“Paritz”).

Year ended December 31, 2009

Audit Fees:  The aggregate fees, including expenses, expected to be billed by Paritz in connection with the audit of the Company’s consolidated financial statements and for the review of the Company’s financial information included in the Company’s Annual Report on Form 10-K for the fiscal year ending December 31, 2009 are $13,000.  The aggregate fees, including expenses, billed by Paritz in connection with the review of the Company’s financial information included in the Company’s quarterly reports on Form 10-Q filed during the fiscal year ending December 31, 2009 were $4,500.

Audit Related Fees: Paritz is expected to bill Kent Capital, Inc., the Company’s wholly owned subsidiary, $5,000 for the audit of its 2009 financial statements in accordance with FINRA and SEC requirements.

Tax Fees: The aggregate fees, including expenses, billed by Paritz in connection with the preparation of income tax returns for the Company during fiscal year ended December 31, 2009 were $2,000.

All Other Fees: No other fees were billed to the Company by Paritz during 2009.

Year ended December 31, 2008

Audit Fees:  The aggregate fees, including expenses, billed by Paritz in connection with the audit of the Company’s consolidated financial statements and for the review of the Company’s financial information included in the Company’s Annual Report on Form 10-K for the fiscal year ending December 31, 2008 were $13,000.  The aggregate fees, including expenses, billed by Paritz in connection with the review of the Company’s financial information included in the Company’s quarterly reports on Form 10-Q filed during the fiscal year ending December 31, 2008 were $4,500.

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

The hours expended on Paritz’ engagement to audit the Company’s financial statements for 2009 that were attributed to work performed by persons other than full-time permanent employees of Paritz was not greater than 50% of the total hours expended.

ITEM 14. -	EXHIBITS

The following exhibits are filed as part of this report:

Exhibit
Number	Description of Document

3.1	Articles of Incorporation of Kent International Holdings, Inc. (1)

3.2	Bylaws of Kent International Holdings, Inc. (1)

3.3	Certificate of Designation for Series A Junior Participating Preferred Stock. (2)

10.39	Amended and Restated 1986 Incentive Stock Option Plan of the Company.(3)**

21	Subsidiaries

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002***

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002***

32	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002***

__________________________

(1)	Filed as an exhibit to the Company’s Definitive Information Statement on Form DEF 14C filed April 21, 2006, film number 06771307, and incorporated herein by reference.

(2)	Filed as an exhibit to the Company’s annual report on Form 10-K for the year ended December 31, 1995, and incorporated herein by reference.

(3)	Filed as an exhibit to the Company’s Registration Statement of Form S-1, filed October 13, 1992, file number 33-53244, or amendments thereto and incorporated herein by reference.

**	Compensatory Plan.
***	Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

KENT INTERNATIONAL HOLDINGS, INC.

March 30, 2010	By:	/s/ Paul O. Koether
Paul O. Koether
Chairman and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Capacity	Date

/s/ Paul O. Koether	Chairman and Chief	March 30, 2010
Paul O. Koether	Executive Officer
(Principal Executive Officer)

/s/ Bryan P. Healey	Chief Financial Officer,	March 30, 2010
Bryan P. Healey	Treasurer, Secretary and
Director (Principal Financial
And Accounting Officer)

/s/ Diarmuid Boran	Director	March 30, 2010
Diarmuid Boran

/s/ Rocco Mastrodomenico	Director	March 30, 2010
Rocco Mastrodomenico