Form 10-Q
period 2010-03-31
KENT INTERNATIONAL HOLDINGS INC
filed 2010-05-10
CIK 728478

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2010

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to ___________.

Commission File No.: 0-20726

Kent International Holdings, Inc.
(Exact name of registrant as specified in its charter)

Nevada	20-4888864
(State or other jurisdiction Identification No.)	(I.R.S. Employer incorporation or organization)

    10911 Raven Ridge Road, Suite 103-45, Raleigh, North Carolina 27614
(Address of principal executive offices)

(919) 847-8710
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
Yes ☐    No ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date:  As of April 30, 2010, the issuer had 3,555,488 shares of its common stock, par value $.002 per share, outstanding.

KENT INTERNATIONAL HOLDINGS, INC. AND SUBSIDIARIES
FORM 10-Q
For The Quarterly Period Ended March 31, 2010

PART I.                                FINANCIAL INFORMATION
ITEM 1.                                Financial Statements

KENT INTERNATIONAL HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

ASSETS	March 31, 2010 (Unaudited)	December 31, 2009

Current Assets:
Cash and cash equivalents	$9,826,314	$9,924,385
Accounts receivable	625
Prepaid expenses and other current assets	4,401	8,466

Total current assets	9,831,340	9,932,851

Other assets	5,500	5,500

Total assets	$9,836,840	$9,938,351

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable and accrued expenses	$45,125	$42,827

Stockholders' equity: Preferred stock, $.002 par value; 2,000,000 shares authorized; none outstanding	-	-
Common stock, $.002 par value; 10,000,000 shares authorized; 3,555,488 shares issued and outstanding	7,111	7,111
Additional paid-in capital	99,364,635	99,362,439
Accumulated deficit	(89,580,031)	(89,474,026)

Total stockholders' equity	9,791,715	9,895,524

Total liabilities and stockholders' equity	$9,836,840	$9,938,351

See accompanying notes to consolidated financial statements.

KENT INTERNATIONAL HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
 (UNAUDITED)

	Three Months Ended
	March 31,
	2010	2009
Revenues:
Interest	$830	$5,763
Other income	625

Total revenues	1,455	5,763

Expenses:
General and administrative	106,690	112,350

Loss before income taxes	(105,235)	(106,587)
Provision for income taxes	770

Net loss	$(106,005)	$(106,587)

Basic and diluted net loss per common share	$(0.03)	$(0.03)

Basic and diluted weighted average number of common shares outstanding	3,555,488	3,555,488

See accompanying notes to consolidated financial statements.

KENT INTERNATIONAL HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
 (UNAUDITED)

	Three Months Ended
	March 31,
	2010	2009
Cash flows from operating activities:
Net loss	$(106,005)	$(106,587)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	2,197	2,197
Changes in operating assets and liabilities:
Interest receivable on short-term investments		(5,328)
Accounts Receivable	(625)
Prepaid expenses and other current assets	4,065	(1,409)
Accounts payable and accrued expenses	2,297	14,614

Net cash used in operating activities	(98,071)	(96,513)

Net increase in cash and cash equivalents	(98,071)	(96,513)
Cash and cash equivalents at beginning of period	9,924,385	290,880

Cash and cash equivalents at end of period	$9,826,314	$194,367

Supplemental disclosure of cash flow information:
Cash paid for:
Taxes	$770	$-

See accompanying notes to consolidated financial statements.

KENT INTERNATIONAL HOLDINGS, INC. AND SUBSIDIARIES
Notes To Consolidated Financial Statements
(Unaudited)

NOTE 1 - Basis of Presentation

The accompanying unaudited financial statements of Kent International Holdings, Inc. and its subsidiaries (“Kent International” or the “Company”) reflect all material adjustments consisting of only normal recurring adjustments that, in the opinion of management, are necessary for a fair presentation of results for the interim periods.  Certain information and footnote disclosures required under accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission, although the Company believes that the disclosures are adequate to make the information presented not misleading.  These financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009 as filed with the Securities and Exchange Commission.

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

The results of operations for the three months ended March 31, 2010 are not necessarily indicative of the results to be expected for the entire year or for any other period.

NOTE 2 - Principles of Consolidation

The consolidated financial statements include the accounts of Kent International and its 81% subsidiary, ChinaUSPals, Inc., and its wholly owned subsidiary Kent Capital, Inc.  Intercompany balances and transactions between the Company and its subsidiaries have been eliminated.

NOTE 3 - Related Party Transactions

A monthly management fee of $21,000 is paid to Kent Financial Services, Inc. (“Kent”), a Nevada corporation, for management services.  These services include, among other things, periodic and other filings with the Securities and Exchange Commission, evaluating merger and acquisition proposals, internal accounting and shareholder relations.  This arrangement may be terminated at will by either party.  Kent was the beneficial owner of approximately 53.44% of the Company’s outstanding common stock at March 31, 2010.  Paul O. Koether, Chairman of the Company is also the Chairman of Kent and the beneficial owner of or authorized proxy for approximately 59.54% of Kent’s outstanding common stock.  Bryan P. Healey, Chief Financial Officer and Director of the Company is also the Chief Financial Officer and a Director of Kent as well as the son-in-law of Paul O. Koether.

NOTE 4 - Common Stock

In October 2000, the Board of Directors approved a stock repurchase program authorizing the Company to repurchase up to 320,000 shares of its Common Stock at prices deemed favorable from time to time in the open market or in privately negotiated transactions subject to market conditions, the Company’s financial position and other considerations.  This program has no expiration date.  No shares were repurchased during the quarters ended March 31, 2010 and 2009.  At March 31, 2010, there were 121,068 shares remaining authorized for repurchase under the program.  All shares repurchased were returned to the status of authorized but unissued shares.

NOTE 5 - Basic and Diluted Net Loss Per Share

Basic loss per common share is computed by dividing the net loss by the weighted-average number of common shares outstanding.  Diluted loss per share is computed by dividing the net loss by the sum of the weighted-average number of common shares outstanding plus the dilutive effect of shares issuable through the exercise of stock options.

We have excluded 120,000 and 100,000 Common Stock options from the calculation of diluted loss per share for the quarters ended March 31, 2010 and 2009, respectively, which, if included, would have an antidilutive effect.

NOTE 6 - Stock Options Plans

Kent International has issued certain common stock options to its employees, directors and consultants.  At March 31, 2010 and December 31, 2009, Kent International had 200,000 common stock options outstanding, and none were issued during the three months March 31, 2010.

NOTE 7 – Net Operating Loss Carryforwards

As of December 31, 2009, Kent International had approximately $39.7 million of net operating loss carryforwards (“NOL”) for income tax purposes.  In addition, Kent International has approximately $1.25 million of research and development and foreign tax credit carryforwards available to offset future federal income tax, subject to limitations for alternative minimum tax.  The NOL’s and tax credit carryforwards expire in various years from 2010 through 2028.  Kent International’s use of operating loss carryforwards and tax credit carryforwards is subject to limitations imposed by the Internal Revenue Code.  Management believes that the deferred tax assets as of March 31, 2010 do not satisfy the realization criteria set forth in United States accounting standards and has recorded a valuation allowance for the entire net tax asset.  By recording a valuation allowance for the entire amount of future tax benefits, the Company has not recognized a deferred tax benefit for income taxes in its statements of operations.

NOTE 8 - Stock Based Compensation Expense

The Company follows records compensation cost relating to share-based payment transactions in the financial statements.  The compensation cost is measured based on the fair value of the equity or liability instruments issued.

NOTE 9 – Subsequent Events

Subsequent events were evaluated as of the day the financial statements were issued.

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2009 as well as the Company’s financial statements and notes thereto included elsewhere in this Quarterly Report on Form 10-Q.  Statements in this report relating to future plans, projections, events or conditions are forward-looking statements.  Such statements are subject to risks and uncertainties that could cause actual results to differ materially from those described.  The Company expressly disclaims any obligation or undertaking to update these statements in the future.

Business Activities

One aspect of Kent International’s business plan is to serve as a vehicle for the acquisition of or merger or consolidation with another company (a ‘‘target business’’).  We intend to use our available working capital, capital stock, debt or a combination of these to effect a business combination with a target business which we believe has growth potential.  The business combination may be with a financially stable, mature company or a company that is in its early stages of development or growth, which could include companies seeking to obtain capital and to improve their financial stability.  We will not restrict our search to any particular industry.  Rather, we may investigate businesses of essentially any kind or nature and participate in any type of business that may, in our management’s opinion, meet our business objectives as described in this report.  We emphasize that the description in this report of our business objectives is extremely general and is not meant to restrict the discretion of our management to search for and enter into potential business opportunities.  We have not chosen the particular business in which we will engage and have not conducted any market studies with respect to any business or industry for you to evaluate the possible merits or risks of the target business or the particular industry in which we may ultimately operate.  To the extent we enter into a business combination with a financially unstable company or an entity in its early stage of development or growth, including entities without established records of sales or earnings, we will become subject to numerous risks inherent in the business and operations of financially unstable and early stage or potential emerging growth companies.  In addition, to the extent that we effect a business combination with an entity in an industry characterized by a high level of risk, we will become subject to the currently unascertainable risks of that industry.  An extremely high level of risk frequently characterizes certain industries that experience rapid growth.  In addition, although we will endeavor to evaluate the risks inherent in a particular industry or target business, we cannot assure you that we will properly ascertain or assess all significant risk factors.

Additionally, Company’s wholly owned subsidiary, Kent Capital, Inc. (“Kent Capital”), is a securities broker-dealer.  Kent Capital’s membership agreement with the Financial Industry Regulatory Authority (FINRA) allows it to operate under three business lines; Private Placements, Real Estate Syndication and Trading Securities for Our Own Account.  The Company intends to operate the broker dealer in an attempt to generate revenue and earnings. However, management will continue to pursue merger or acquisition opportunities that offer potentially profitable uses for the Company’s available capital as discussed above.  The Company’s initial investment in Kent Capital was $350,000, with the potential to increase the investment to $2,500,000 or more within the next year, depending on the prospects for potential return on the investment.

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

Kent International faces the risk that our website will not be viewable in China or will be deliberately blocked by the government of the People’s Republic of China.  Internet usage and content are heavily regulated in China and compliance with these laws and regulations may cause us to change or limit our business practices in a manner adverse to our business.  While management had been encouraged by the membership and traffic growth since the redesign, membership growth has dramatically declined in the past six months.  Accordingly, the Company is reviewing strategic options available to ChinaUSPals.com including selling the site or shutting down the site’s operations.  The Company has ceased all paid advertising for the site in order to minimize operational costs.

The Company does not expect that these activities will generate any significant revenues for an indefinite period as these efforts are in their early stages.  As a result, these programs may produce significant losses until such time as meaningful revenues are achieved.

Results of Operations

Kent International had a net loss of $106,005, or $.03 basic and fully diluted loss per share, for the quarter ended March 31, 2010 compared to a net loss of $106,587, or $0.03 basic and fully diluted income per share, for the same period of 2009.  The immaterial decrease in the net loss was a result of a decrease in expenses offset by a decrease in interest revenue.

Revenues

Interest revenue decreased to $830 for the three months ended March 31, 2010, from $5,763 for the three months ended March 31, 2009.  A decrease in the yield on short-term investments and cash equivalents was the primary reason for the decrease.

Expenses

General and administrative expenses were $106,690 in the three months ended March 31, 2010 compared to $112,350 in the three months ended March 31, 2009, a decrease of $5,660.  This decrease was primarily caused by a decrease in marketing expenses related to ChinaUSPals.com of $6,877 and a decrease in consulting fees related to Kent Capital of $6,000.  These decreases were partially offset by an increase in auditing expenses related to the audit of Kent Capital in the amount of $5,000 and other immaterial increases and decreases in administrative expenses.

Liquidity and Capital Resources

At March 31, 2010, the Company had cash and cash equivalents of $9,826,314.  Cash and cash equivalents consist of cash held in banks and brokerage firms and U.S. Treasury bills with a maturity of 3 months or less.  Working capital at March 31, 2010 was approximately $9.786 million. Management believes its cash, cash equivalents and short-term investments are sufficient for its operations for at least the next twelve months and for the costs of seeking an acquisition of or starting an operating business.

Net cash of $98,071 was used in operations for the three months ended March 31, 2010, an increase of $1,558 from the $96,513 used in operations for the three months ended March 31, 2009.  Net cash used in operations for the periods was the result of the net losses for the periods coupled with the changes in operating assets and liabilities.  The increase in net cash used in operations was largely the result of the timing of payments for accounts payable and not an indication of increasing or decreasing expenses.

There were no cash flows from investing or financing activities reported during the three month periods ending March 31, 2010 and 2009.

Factors That May Affect Future Results

Future earnings of the Company are dependent on interest rates earned on the Company’s invested balances, revenues generated at Kent Capital and expenses incurred.  Kent International expects to incur significant expenses in connection with its objective of redeploying its assets into an operating business, including its broker/dealer subsidiary, Kent Capital.

Other Disclosures – Related Party Transactions

A monthly management fee of $21,000 is paid to Kent Financial Services, Inc. (“Kent”), a Nevada corporation, for management services.  These services include, among other things, periodic and other filings with the Securities and Exchange Commission, evaluating merger and acquisition proposals, internal accounting and shareholder relations.  This arrangement may be terminated at will by either party.  Kent was the beneficial owner of approximately 53.44% of the Company’s outstanding common stock at March 31, 2010.  Paul O. Koether, Chairman of the Company is also the Chairman of Kent and the beneficial owner of or authorized proxy for approximately 59.54% of Kent’s outstanding common stock.  Bryan P. Healey, Chief Financial Officer and Director of the Company is also the Chief Financial Officer and Director of Kent as well as the son-in-law of Paul O. Koether.

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

Accordingly, based on their evaluation of our disclosure controls and procedures as of March 31, 2010, the Company’s Chief Executive Officer and its Chief Financial Officer have concluded that, as of that date, the Company’s controls and procedures were not effective for the purposes described above.

There was no change in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934) during the quarter ended March 31, 2010, that has materially affected or is reasonably likely to materially affect the Company’s internal control over financial reporting.

PART II.	OTHER INFORMATION
ITEM 1.	Legal Proceedings

None.

ITEM 1A.	Risk Factors

Not Applicable

ITEM 2.	Unregistered Sale of Equity Securities and Use of Proceeds

None.

ITEM 3.	Defaults Upon Senior Securities

None.

ITEM 4.	Submission of Matters to a Vote of Security Holders

None.

ITEM 5.	Other Information

None.

ITEM 6.	Exhibits

3.1	Articles of Incorporation of Kent International Holdings, Inc. (1)

3.2	Bylaws of Kent International Holdings, Inc. (1)

3.3	Certificate of Designation for Series A Junior Participating Preferred Stock. (2)

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

32	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

(1)	Filed as an exhibit to the Company’s Definitive Information Statement on Form DEF 14C filed April 21, 2006, film number 06771307, and incorporated herein by reference.

(2)	Filed as an exhibit to the Company’s annual report on Form 10-K for the year ended December 31, 1995, and incorporated herein by reference.

(*)	Filed Herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: May 7, 2010	KENT INTERNATIONAL HOLDINGS, INC.

	By:	/s/ Bryan P. Healey
Bryan P. Healey
Chief Financial Officer
(Principal Accounting and Financial Officer)