Form 10-Q
period 2010-06-30
KENT INTERNATIONAL HOLDINGS INC
filed 2010-08-05
CIK 728478

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2010

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
Yes ☐    No ☒
Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date:  As of July 31, 2010, the issuer had 3,555,488 shares of its common stock, par value $.002 per share, outstanding.

KENT INTERNATIONAL HOLDINGS, INC. AND SUBSIDIARIES
FORM 10-Q
For The Quarterly Period Ended June 30, 2010

PART I.	FINANCIAL INFORMATION
ITEM 1.	Financial Statements

KENT INTERNATIONAL HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

ASSETS	June 30, 2010 (Unaudited)	December 31, 2009

Current Assets:
Cash and cash equivalents	$9,722,744	$9,924,385
Prepaid expenses and other current assets	15,596	8,466

Total current assets	9,738,340	9,932,851

Other assets	5,500	5,500

Total assets	$9,743,840	$9,938,351

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable and accrued expenses	$34,892	$42,827

Stockholders' equity:
Preferred stock, $.002 par value;2,000,000 shares authorized;none outstanding	-	-
Common stock, $.002 par value;10,000,000 shares authorized;3,555,488 shares issued and outstanding	7,111	7,111
Additional paid-in capital	99,366,832	99,362,439
Accumulated deficit	(89,664,995)	(89,474,026)

Total stockholders' equity	9,708,948	9,895,524

Total liabilities and stockholders' equity	$9,743,840	$9,938,351

See accompanying notes to consolidated financial statements.

KENT INTERNATIONAL HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
Revenues:
Interest	$2,620	$4,692	$3,450	$10,455
Other income			625

Total revenues	2,620	4,692	4,075	10,455

Expenses:
General and administrative	87,265	90,984	193,955	203,334

Loss before income taxes	(84,645)	(86,292)	(189,880)	(192,879)
Provision for income taxes	319	-	1,089	-

Net loss	$(84,964)	$(86,292)	$(190,969)	$(192,879)

Basic and diluted net loss per common share	$(0.03)	$(0.03)	$(0.06)	$(0.06)

Basic and diluted weighted average number of common shares outstanding	3,555,488	3,555,488	3,555,488	3,555,488

See accompanying notes to consolidated financial statements.

KENT INTERNATIONAL HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
 (UNAUDITED)

	Six Months Ended
	June 30,
	2010	2009
Cash flows from operating activities:
Net loss	$(190,969)	$(192,879)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	4,393	4,394
Changes in operating assets and liabilities:
Interest receivable on short-term investments		1,125
Prepaid expenses and other current assets	(7,130)	(3,033)
Accounts payable and accrued expenses	(7,935)	(928)

Net cash used in operating activities	(201,641)	(191,321)

Cash flows from investing activities:
Sales and maturities of short-term investments		10,089,167

Net cash provided by investing activities	-	10,089,167

Net increase in cash and cash equivalents	(201,641)	9,897,846
Cash and cash equivalents at beginning of period	9,924,385	290,880

Cash and cash equivalents at end of period	$9,722,744	$10,188,726

Supplemental disclosure of cash flow information:
Cash paid for:
Taxes	$1,089	$-

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

The results of operations for the three and six months ended June 30, 2010 are not necessarily indicative of the results to be expected for the entire year or for any other period.

NOTE 2 - Principles of Consolidation

The consolidated financial statements include the accounts of Kent International and its 81% subsidiary, ChinaUSPals, Inc., and its wholly owned subsidiary Kent Capital, Inc.  Intercompany balances and transactions between the Company and its subsidiaries have been eliminated.

NOTE 3 - Related Party Transactions

A monthly management fee of $21,000 is paid to Kent Financial Services, Inc. (“Kent”), a Nevada corporation, for management services.  These services include, among other things, periodic and other filings with the Securities and Exchange Commission, evaluating merger and acquisition proposals, internal accounting and shareholder relations.  This arrangement may be terminated at will by either party.  Kent was the beneficial owner of approximately 53.44% of the Company’s outstanding common stock at June 30, 2010.  Paul O. Koether, Chairman of the Company is also the Chairman of Kent and the beneficial owner of or authorized proxy for approximately 59.54% of Kent’s outstanding common stock.  Bryan P. Healey, Chief Financial Officer and Director of the Company is also the Chief Financial Officer and a Director of Kent as well as the son-in-law of Paul O. Koether.

NOTE 4 - Common Stock

In October 2000, the Board of Directors approved a stock repurchase program authorizing the Company to repurchase up to 320,000 shares of its Common Stock at prices deemed favorable from time to time in the open market or in privately negotiated transactions subject to market conditions, the Company’s financial position and other considerations.  This program has no expiration date.  No shares were repurchased during the quarters ended June 30 2010 and 2009.  At June 30, 2010, there were 121,068 shares remaining authorized for repurchase under the program.  All shares repurchased were returned to the status of authorized but unissued shares.

NOTE 5 - Basic and Diluted Net Loss Per Share

Basic loss per common share is computed by dividing the net loss by the weighted-average number of common shares outstanding.  Diluted loss per share is computed by dividing the net loss by the sum of the weighted-average number of common shares outstanding plus the dilutive effect of shares issuable through the exercise of stock options.

We have excluded 140,000 and 120,000 Common Stock options from the calculation of diluted loss per share for the quarters ended June 30, 2010 and 2009, respectively, which, if included, would have an antidilutive effect.

NOTE 6 - Stock Options Plans

Kent International has issued certain common stock options to its employees, directors and consultants.  At June 30, 2010 and December 31, 2009, Kent International had 200,000 common stock options outstanding, and none were issued during the three months June 30, 2010.

NOTE 7 – Net Operating Loss Carryforwards

As of December 31, 2009, Kent International had approximately $39.7 million of net operating loss carryforwards (“NOL”) for income tax purposes.  In addition, Kent International has approximately $1.25 million of research and development and foreign tax credit carryforwards available to offset future federal income tax, subject to limitations for alternative minimum tax.  The NOL’s and tax credit carryforwards expire in various years from 2010 through 2028.  Kent International’s use of operating loss carryforwards and tax credit carryforwards is subject to limitations imposed by the Internal Revenue Code.  Management believes that the deferred tax assets as of June 30, 2010 do not satisfy the realization criteria set forth in United States accounting standards and has recorded a valuation allowance for the entire net tax asset.  By recording a valuation allowance for the entire amount of future tax benefits, the Company has not recognized a deferred tax benefit for income taxes in its statements of operations.

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

Kent International also operates a niche social networking website, www.ChinaUSPals.com, designed to promote cultural exchange between the citizens of the United States and those of the People’s Republic of China.  Membership to the site is free, thus, any potential revenues will be derived from advertisements placed on the site by third parties.  The site provides users with access to other users’ personal profiles and enables the user to send messages to other registered users of similar interests in order to develop lasting friendships or simply attain a pen pal.  ChinaUSPals.com also features user generated discussion forums and blogs as well as user submitted videos and pictures.  The site was redesigned in preparation for the 2008 Olympics and re-launched on August 6, 2008.  Since then, site membership has grown to over 6,400 members from the approximately 150 members prior to the redesign.

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

Results of Operations

Kent International had a net loss of $84,964, or $.03 basic and fully diluted loss per share, for the quarter ended June 30, 2010, compared to a net loss of $86,292, or $0.03 basic and fully diluted loss per share, for the quarter ended June 30, 2009.  Kent International had a net loss of $190,969, or $.06 basic and fully diluted loss per share, for the six months ended June 30, 2010 compared to a net loss of $192,879, or $0.06 basic and fully diluted loss per share, for the same period of 2009.  The immaterial decreases in the net losses were a result of decreases in expenses offset by decreases in interest revenue.

Revenues

Interest revenue decreased to $2,620 for the three months ended June 30, 2010, from $4,692 for the three months ended June 30, 2009.  For the six months ended June 30, 2010, interest revenue decreased to $3,450 from $10,455 for the six months ended June 30, 2009.  A decrease in the yield on short-term investments and cash equivalents from 0.2% to 0.12% was the primary reason for the decreases.

Expenses

General and administrative expenses were $87,265 and $193,955 in the three and six months ended June 30, 2010 compared to $90,984 and $203,334 in the three and six months ended June 30, 2009, decreases of $3,719 and $9,379, respectively.  The decreases were primarily caused by a decrease in marketing expenses related to ChinaUSPals.com of $9,977 and other immaterial increases and decreases in administrative expenses.

Liquidity and Capital Resources

At June 30, 2010, the Company had cash and cash equivalents of $9,722,744.  Cash and cash equivalents consist of cash held in banks and brokerage firms and U.S. Treasury bills with a maturity of 3 months or less.  Working capital at June 30, 2010 was approximately $9.703 million. Management believes its cash, cash equivalents and short-term investments are sufficient for its operations for at least the next twelve months and for the costs of seeking an acquisition of or starting an operating business.

Net cash of $201,641 was used in operations for the six months ended June 30, 2010, an increase of $10,320 from the $191,321 used in operations for the six months ended June 30, 2009.  Net cash used in operations for the periods was the result of the net losses for the periods coupled with the changes in operating assets and liabilities.  The increase in net cash used in operations was largely the result of the timing of payments for accounts payable and not an indication of increasing or decreasing expenses.

There were no cash flows from either investing or financing activities reported during the six month period ending June 30, 2010 and $10,089,167 in cash flows from investing activities reported during the six month period ending June 30, 2009 related to the maturity of short-term investments.

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

Other Disclosures – Related Party Transactions

A monthly management fee of $21,000 is paid to Kent Financial Services, Inc. (“Kent”), a Nevada corporation, for management services.  These services include, among other things, periodic and other filings with the Securities and Exchange Commission, evaluating merger and acquisition proposals, internal accounting and shareholder relations.  This arrangement may be terminated at will by either party.  Kent was the beneficial owner of approximately 53.44% of the Company’s outstanding common stock at June 30, 2010.  Paul O. Koether, Chairman of the Company is also the Chairman of Kent and the beneficial owner of or authorized proxy for approximately 59.54% of Kent’s outstanding common stock.  Bryan P. Healey, Chief Financial Officer and Director of the Company is also the Chief Financial Officer and Director of Kent as well as the son-in-law of Paul O. Koether.

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

Accordingly, based on their evaluation of our disclosure controls and procedures as of June 30, 2010, the Company’s Chief Executive Officer and its Chief Financial Officer have concluded that, as of that date, the Company’s controls and procedures were not effective for the purposes described above.

There was no change in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934) during the quarter ended June 30, 2010, that has materially affected or is reasonably likely to materially affect the Company’s internal control over financial reporting.

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

KENT INTERNATIONAL HOLDINGS, INC.

Date: August 5, 2010	By:	/s/ Bryan P. Healey
Bryan P. Healey
Chief Financial Officer
(Principal Accounting and Financial Officer)