Form 10-K
period 2010-12-31
KENT INTERNATIONAL HOLDINGS INC
filed 2011-03-18
CIK 728478

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

MARK ONE:

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.
For the Fiscal year ended December 31, 2010

☐	Transition Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934
For the transition period from __________ to  _____________.

Commission file number 0-20726

Kent International Holdings, Inc.
(Exact name of registrant as specified in its charter)

Nevada	20-4888864
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

5305 Miramar Lane, Colleyville, Texas	76034
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number   (682) 738-8011

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
Yes ☐          No ☒

As of February 28, 2011, there were 3,555,488 shares of common stock outstanding.  The aggregate market value of the common stock held by non-affiliates of the registrant, based upon the closing sale price on The Pink Sheets on June 30, 2010, was $2.732 million.

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

Background

Kent International Holdings, Inc. (“Kent International,” “Company,” “us,” “we” and “our”), previously known as Cortech, Inc. (“Cortech”), was a biopharmaceutical company whose primary focus had been the discovery and development of novel therapeutics for the treatment of inflammatory disorders.  Cortech was incorporated in 1982 in Colorado and reincorporated in Delaware in 1991.  On May 25, 2006, Cortech was reincorporated in Nevada by a merger with its wholly owned subsidiary, Kent International Holdings, Inc.  The reincorporation effected a change in Cortech’s legal domicile from Delaware to Nevada and a change in the name from Cortech, Inc. to Kent International Holdings, Inc.

Securities Broker-Dealer

The Company’s wholly owned subsidiary, Kent Capital, Inc. (“Kent Capital”), is a securities broker-dealer.  Kent Capital’s membership agreement with the Financial Industry Regulatory Authority (FINRA) allows it to operate under three business lines; Private Placements, Real Estate Syndication and Trading Securities for Our Own Account.  The Company operates the broker dealer in an attempt to generate revenue and earnings. However, management will continue to pursue acquisition opportunities that offer potentially profitable uses for the Company’s available capital as discussed below.

To generate Private Placement revenue Kent Capital may raise capital from accredited and institutional investors for direct equity investments in real estate and real estate related projects.  These projects could include foreclosure properties, land (both finished and unfinished lots), partially finished commercial or residential projects, farmland or timberland, medical properties, commercial office properties, student housing properties, multi-family properties, and energy efficiency, cogeneration, solar or wind projects.  Kent Capital would market these opportunities only to accredited investors who might be high net worth individuals or institutions.

Real Estate Syndication may be a derivative of Kent Capital’s real estate related Private Placement business as we may at times acquire a property or project prior to seeking investor interest.  In most cases, Kent Capital would then act as the sponsor of the syndicate and sell limited partnership interests in the property or project while remaining the general partner.  In other cases, the Company may decide to hold the property for future resale.  The Company will have the ability to close acquisitions quickly without requiring us to raise investor capital.  This would allow Kent Capital to market the opportunity to appropriate investors without time constraints.

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

Business Development Activities

Kent International may also serve as a vehicle for the acquisition of another company (a ‘‘target business’’).  The Company may use its available working capital, capital stock, debt or a combination of these to effect a business combination with a company seeking to establish a public trading market for its securities while avoiding the time delays, significant expense, loss of voting control and other burdens including significant professional fees of an initial public offering.  A business combination may be with a financially stable, mature company or a company that is in its early stages of development or growth, which could include companies seeking to obtain capital and to improve their financial stability.

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

Kent International faces the risk that our website will not be viewable in China or will be deliberately blocked by the government of the People’s Republic of China.  Internet usage and content are heavily regulated in China and compliance with these laws and regulations may cause us to change or limit our business practices in a manner adverse to our business.  Membership growth dramatically declined at the end of 2009 and remained relatively flat in 2010.  Accordingly, the Company is reviewing strategic options available to ChinaUSPals.com including selling the site or shutting down the site’s operations.  The Company has ceased all paid advertising for the site in order to minimize operational costs.

Item 1A.  -              RISK FACTORS

Our business operations produce losses

The Company had very limited business operations during 2010 and 2009, and the Company had net losses of $359,041 and $474,618 in 2010 and 2009, respectively.  At December 31, 2010, the accumulated deficit was $89,833,067.  The Company initiated its broker-dealer operations at the end of 2009; however, the Company does not expect that its securities broker-dealer or its business development activity will generate any significant revenues for an indefinite period as these efforts are in their early stages.  As a result, these activities will produce losses until such time as meaningful revenues are achieved.

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

The Company’s executive offices are located in Colleyville, Texas in premises provided by Kent Financial Services Inc.  The Company pays Kent Financial Services a monthly management fee of $21,000 for management services.  No separate payment is made for use of the premises.

ITEM 3.  -               LEGAL PROCEEDINGS

None

ITEM 4. -                RESERVED

PART II

ITEM 5. -	MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITOES

Shareholders of Record

At February 28, 2011, the Company had approximately 369 stockholders of record.

Market Information

Since June 8, 2006, the Company’s common stock has been quoted on The Pink Sheets, under the symbol “KNTH”.  The table below sets forth the high and low sales price per share of the Common Stock for the periods indicated, as reported in The Pink Sheets

Calendar Quarter Ended:		High	Low

2010	March 31	$1.90	$1.65
	June 30	1.95	1.80
	September 30	1.90	1.80
	December 31	2.00	1.80

2009	March 31	$2.45	$1.50
	June 30	2.45	1.64
	September 30	1.95	1.62
	December 31	2.00	1.81

Dividends

The Company has not paid any cash dividends on its common stock since its inception and does not anticipate paying any cash dividends in the foreseeable future.

Purchase of Equity Securities

In October 2000, the Board of Directors approved a stock repurchase program authorizing the Company to repurchase up to 320,000 shares of its Common Stock at prices deemed favorable from time to time in the open market or in privately negotiated transactions subject to market conditions, the Company’s financial position and other considerations.  This program has no expiration date.  No shares were repurchased during the year ended December 31, 2010.  At December 31, 2010, there were 121,068 shares remaining authorized for repurchase under the program.  All shares repurchased were returned to the status of authorized but unissued shares.

Equity Compensation Plan Information

The following table sets forth information about the shares of the Company’s common stock that may be issued upon the exercise of options granted to employees under the Company’s 1986 Stock Option Plan:

Plan Category	(a) Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	(b) Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	(c) Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans Excluding Securities Reflected in Column (a)

Equity Compensation Plans Approved by Security Holders

1986 Stock Option Plan	100,000	$3.20	100,000

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

The plan also provides for stock appreciation rights, which may be granted with respect to any stock option.  No stock appreciation rights have been granted through December 31, 2010.

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

Business Activities

The Company’s wholly owned subsidiary, Kent Capital, Inc. (“Kent Capital”), is a securities broker-dealer.  Kent Capital’s membership agreement with the Financial Industry Regulatory Authority (FINRA) allows it to operate under three business lines; Private Placements, Real Estate Syndication and Trading Securities for Our Own Account.  The Company operates the broker dealer in an attempt to generate revenue and earnings. However, management will continue to pursue acquisition opportunities that offer potentially profitable uses for the Company’s available capital as discussed below.

To generate Private Placement revenue Kent Capital may raise capital from accredited and institutional investors for direct equity investments in real estate and real estate related projects.  These projects could include foreclosure properties, land (both finished and unfinished lots), partially finished commercial or residential projects, farmland or timberland, medical properties, commercial office properties, student housing properties, multi-family properties, warehouse and distribution facilities, other types of real estate projects, and energy efficiency, cogeneration, solar or wind projects.  Kent Capital would market these opportunities only to accredited investors who might be high net worth individuals or institutions.

Real Estate Syndication may be a derivative of Kent Capital’s real estate related Private Placement business as we may at times acquire a property or project prior to seeking investor interest.  In most cases, Kent Capital would then act as the sponsor of the syndicate and sell limited partnership interests in the property or project while remaining the general partner.  In other cases, the Company may decide to hold the property for future resale.  The Company will have the ability to close acquisitions quickly without requiring us to raise investor capital.  This would allow Kent Capital to market the opportunity to appropriate investors without time constraints.

Kent Capital is also approved for Trading Securities for Its Own Account.  As a result of the current condition of the financial markets, management believes that there are opportunities to acquire equity in publicly traded companies at historically low values.  Management may invest a portion of Kent Capital’s capital in such opportunities.  These investments would be made with the purpose of selling them for a capital gain at some future point.  All trading would be transacted in a brokerage account opened in Kent Capital’s name at a discount brokerage such as Charles Schwab or Fidelity in order to minimize commission expenses and trading costs.

Additionally, Kent International may serve as a vehicle for the acquisition of another company (a ‘‘target business’’).  We intend to use our available working capital, capital stock, debt or a combination of these to effect a business combination with a target business which we believe has significant growth potential.  The business combination may be with a financially stable, mature company or a company that is in its early stages of development or growth, which could include companies seeking to obtain capital and to improve their financial stability.  We will not restrict our search to any particular industry.  Rather, we may investigate businesses of essentially any kind or nature and participate in any type of business that may, in our management’s opinion, meet our business objectives as described in this report.  We emphasize that the description in this report of our business objectives is extremely general and is not meant to restrict the discretion of our management to search for and enter into potential business opportunities.  We have not chosen the particular business in which we will engage and have not conducted any market studies with respect to any business or industry for you to evaluate the possible merits or risks of the target business or the particular industry in which we may ultimately operate.  To the extent we enter into a business combination with a financially unstable company or an entity in its early stage of development or growth, including entities without established records of sales or earnings, we will become subject to numerous risks inherent in the business and operations of financially unstable and early stage or potential emerging growth companies.  In addition, to the extent that we effect a business combination with an entity in an industry characterized by a high level of risk, we will become subject to the currently unascertainable risks of that industry.  An extremely high level of risk frequently characterizes certain industries that experience rapid growth.  In addition, although we will endeavor to evaluate the risks inherent in a particular industry or target business, we cannot assure you that we will properly ascertain or assess all significant risk factors.

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

Kent International faces the risk that our website will not be viewable in China or will be deliberately blocked by the government of the People’s Republic of China.  Internet usage and content are heavily regulated in China and compliance with these laws and regulations may cause us to change or limit our business practices in a manner adverse to our business.  Membership growth dramatically declined at the end of 2009 and remained relatively flat in 2010.  Accordingly, the Company is reviewing strategic options available to ChinaUSPals.com including selling the site or shutting down the site’s operations.  The Company has ceased all paid advertising for the site in order to minimize operational costs.

The Company does not expect that these activities will generate any significant revenues for an indefinite period as these efforts are in their early stages.  As a result, these programs may produce significant losses until such time as meaningful revenues are achieved.

Results of Operations

Kent International had a net loss of $359,041, or $0.10 basic and fully diluted loss per share, for the year ended December 31, 2010 compared to a net loss of $474,618, or $0.13 basic and fully diluted income per share, for the year ended December 31, 2009.  The decrease in the net loss was a result of decreased consulting and due diligence expenses incurred in 2009 related to a proposed acquisition that was terminated prior to closing.  This decrease was partially offset by decreased interest revenue on deposits.

Revenues

Revenues were $10,085 and $19,441 for the years ended December 31, 2010 and 2009, respectively.  Interest income decreased to $9,381 in 2010 from $16,316 in 2009 due to dramatically lower yields on invested balances. The Company recorded $625 and $3,125 as a part of other income for 2010 and 2009, respectively, in connection with a patent licensing agreement with the University of Colorado.  These patents are recorded on the Company’s books at a zero carrying value and the Company does not anticipate significant earnings in the future in connection with the agreement.

Expenses

General and administrative expenses were $368,036 in 2010 compared to $492,990 in 2009.  The decrease can be primarily attributed to $95,051 expended during 2009 in consulting and due diligence expenses related to a proposed acquisition that was terminated prior to closing.  These expenses did not recur in 2010.  Other material expense decreases during 2010 were $6,000 in consulting expenses related to the licensing and operation of Kent Capital, Inc. and $22,952 related to the operation of ChinaUSPals.com.

Liquidity and Capital Resources

At December 31, 2010, the Company had cash and cash equivalents of $9,555,369.  Cash and cash equivalents consist of cash held in banks and brokerage firms, or U.S. treasury bills with original maturities of three months.  Working capital at December 31, 2010 was approximately $9.54 million.  Management believes its cash and cash equivalents are sufficient for its business activities for at least the next 12 months and for the costs of seeking an acquisition of or starting an operating business.

Net cash of $369,016 was used in operations during 2010, a decrease of $86,646 over the $455,662 used in operations during 2009.  This decrease resulted primarily from the decrease in expenses as previously described.

Net cash of $10,089,167 was provided by investing activities in 2009 by the sales and maturities of short-term investments.  The proceeds from the maturities of six-month U.S. treasury bills during 2009 were primarily reinvested in U.S treasury bills with original maturities of three months, effectively transferring the categorization from short term investments to cash equivalents for reporting purposes.  As a result, nil cash was provided by investing activities in 2010.

The Company used nil cash for financing activities for the years ended December 31, 2010 and 2009.

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

Other Disclosures – Related Party Transactions

A monthly management fee of $21,000 is paid to Kent Financial Services, Inc. (“Kent”), a Nevada corporation, for management services.  These services include, among other things, periodic and other filings with the Securities and Exchange Commission, evaluating merger and acquisition proposals, internal accounting and shareholder relations.  This arrangement may be terminated at will by either party.  Kent was the beneficial owner of approximately 53.44% of the Company’s outstanding common stock at February 28, 2011.  Paul O. Koether, Chairman of the Company is also the Chairman of Kent and the beneficial owner of or authorized proxy for approximately 62.22% of Kent’s outstanding common stock.  Bryan P. Healey, Chief Financial Officer of the Company is also the Chief Financial Officer of Kent and the son-in-law of Paul O. Koether.

Other Disclosures – Subsequent Events

On February 22, 2011, the Company entered into a non-binding letter of intent to purchase a single tenant commercial office building for $4,325,000.  The building is under a lease with the General Services Administration (GSA) and is located in Dallas, Texas.  The acquisition, subject to due diligence and a formal binding agreement, is currently scheduled to close at the end of March 2011.

Off-Balance Sheet Arrangements

The Company has no off-balance sheet arrangements.

Contractual Commitments

The Company has no contractual commitments.

Other Matters

As of December 31, 2010, Kent International had approximately $26.5 million of net operating loss carryforwards (“NOL”) for income tax purposes.  In addition, Kent International has approximately $290 thousand of research and development and foreign tax credit carryforwards available to offset future federal income tax, subject to limitations for alternative minimum tax.  The NOLs and tax credit carryforwards expire in various years from 2011 through 2030.  Kent International’s use of operating loss carryforwards and tax credit carryforwards is subject to limitations imposed by the Internal Revenue Code.  Management believes that the deferred tax assets as of December 31, 2010 do not satisfy realization criteria and has recorded a valuation allowance for the entire net tax asset.  By recording a valuation allowance for the entire amount of future tax benefits, the Company has not recognized a deferred tax benefit for income taxes in its statements of operations.

ITEM 8. -	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements filed with this item are listed below:

Report of Independent Registered Public Accounting Firm

Financial Statements:

Consolidated Balance Sheets as of December 31, 2010 and 2009

Consolidated Statements of Operations for the Years ended December 31, 2010 and 2009

Consolidated Statements of Cash Flows for the Years ended December 31, 2010 and 2009

Consolidated Statements of Stockholders’ Equity for the Years ended
December 31, 2010 and 2009

Notes to Consolidated Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To The Board of Directors
and Stockholders of
Kent International Holdings, Inc.

We have audited the accompanying consolidated balance sheets of Kent International Holdings, Inc. as of December 31, 2010 and 2009 and the related consolidated statements of operations, stockholders’ equity and cash flows for each of the two years in the period ended December 31, 2010.  These consolidated financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.   Accordingly, we express no such opinion.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Kent International Holdings, Inc. and subsidiaries as of December 31, 2010 and 2009, and the results of their operations and their cash flows for each of the two years in the period ended December 31, 2010 in conformity with accepted accounting principles generally accepted in the United States of America.

/s/ Paritz & Company, P.A.

Hackensack, New Jersey
March 11, 2011

KENT INTERNATIONAL HOLDINGS, INC. AND SUBSIDIARIES
BALANCE SHEETS
As of December 31, 2010 and 2009

	December 31,

ASSETS	2010	2009

Current Assets:
Cash and cash equivalents	$9,555,369	$9,924,385
Prepaid expenses and other current assets	10,618	8,466

Total current assets	9,565,987	9,932,851

Other assets	5,500	5,500

Total assets	$9,571,487	$9,938,351

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable and accrued expenses	$26,217	$42,827

Stockholders' equity:
Preferred stock, $.002 par value;2,000,000 shares authorized;none outstanding
Common stock, $.002 par value;10,000,000 shares authorized;3,555,488 shares issued and outstanding	7,111	7,111
Additional paid-in capital	99,371,226	99,362,439
Accumulated deficit	(89,833,067)	(89,474,026)

Total stockholders' equity	9,545,270	9,895,524

Total liabilities and stockholders' equity	$9,571,487	$9,938,351

See accompanying notes to consolidated financial statements.

KENT INTERNATIONAL HOLDINGS, INC. AND SUBSIDIARIES
STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2010	2009
Revenues:
Interest	$9,381	$16,316
Other income	704	3,125

Total revenues	10,085	19,441

Expenses:
General and administrative	368,036	492,990

Total expenses	368,036	492,990

Loss before income taxes	(357,951)	(473,549)
Provision for income taxes	1,090	1,069

Net loss	$(359,041)	$(474,618)

Basic and diluted net loss per common share	$(0.10)	$(0.13)

Basic and diluted weighted average number of common Common shares outstanding	3,555,488	3,555,488

See accompanying notes to consolidated financial statements.

KENT INTERNATIONAL HOLDINGS, INC. AND SUBSIDIARIES
STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2010	2009
Cash flows from operating activities:
Net loss	$(359,041)	$(474,618)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	8,787	8,788
Changes in operating assets and liabilities:
Interest receivable on short-term investments		1,125
Change in prepaid expenses and other current assets	(2,152)	(3,697)
Change in accounts payable and accrued expenses	(16,610)	12,740

Net cash used in operating activities	(369,016)	(455,662)

Cash flows from investing activities:
Sales and maturities of short-term investments		10,089,167

Net cash provided by investing activities	-	10,089,167

Net (decrease) increase in cash and cash equivalents	(369,016)	9,633,505
Cash and cash equivalents at beginning of period	9,924,385	290,880

Cash and cash equivalents at end of period	$9,555,369	$9,924,385

Supplemental disclosure of cash flow information:
Cash paid for:
Taxes	$1,090	$1,069

See accompanying notes to consolidated financial statements.

KENT INTERNATIONAL HOLDINGS, INC. AND SUBSIDIARIES
STATEMENTS OF STOCKHOLDERS' EQUITY

			Additional
	Common Stock		Paid in	Accumulated
	Shares	Amount	Capital	Deficit	Total

Balance December 31, 2008	3,555,488	$7,111	$99,353,651	$(88,999,408)	$10,361,354

Stock-based compensation			8,788		8,788

Net loss				(474,618)	(474,618)

Balance December 31, 2009	3,555,488	7,111	99,362,439	(89,474,026)	9,895,524

Stock-based compensation			8,787		8,787

Net loss				(359,041)	(359,041)

Balance December 31, 2010	3,555,488	$7,111	$99,371,226	$(89,833,067)	$9,545,270

See accompanying notes to consolidated financial statements.

KENT INTERNATIONAL HOLDINGS, INC. AND SUDSIDIARY
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2010 and 2009

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

Nature of Business and Associated Risk

The Company’s wholly owned subsidiary, Kent Capital, Inc. (“Kent Capital”), is a securities broker-dealer.  Kent Capital’s membership agreement with the Financial Industry Regulatory Authority (FINRA) allows it to operate under three business lines; Private Placements, Real Estate Syndication and Trading Securities for Our Own Account.  The Company operates the broker dealer in an attempt to generate revenue and earnings. However, management will continue to pursue acquisition opportunities that offer potentially profitable uses for the Company’s available capital as discussed below.

To generate Private Placement revenue Kent Capital may raise capital from accredited and institutional investors for direct equity investments in real estate and real estate related projects.  These projects could include foreclosure properties, land (both finished and unfinished lots), partially finished commercial or residential projects, farmland or timberland, medical properties, commercial office properties, student housing properties, multi-family properties, and energy efficiency, cogeneration, solar or wind projects.  Kent Capital would market these opportunities only to accredited investors who might be high net worth individuals or institutions.

Real Estate Syndication may be a derivative of Kent Capital’s real estate related Private Placement business as we may at times acquire a property or project prior to seeking investor interest.  In most cases, Kent Capital would then act as the sponsor of the syndicate and sell limited partnership interests in the property or project while remaining the general partner.  In other cases, the Company may decide to hold the property for future resale.  The Company will have the ability to close acquisitions quickly without requiring us to raise investor capital.  This would allow Kent Capital to market the opportunity to appropriate investors without time constraints.

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

Additionally, Kent International may serve as a vehicle for the acquisition of another company (a ‘‘target business’’).  We intend to use our available working capital, capital stock, debt or a combination of these to effect a business combination with a target business which we believe has significant growth potential.  The business combination may be with a financially stable, mature company or a company that is in its early stages of development or growth, which could include companies seeking to obtain capital and to improve their financial stability.  We will not restrict our search to any particular industry.  Rather, we may investigate businesses of essentially any kind or nature and participate in any type of business that may, in our management’s opinion, meet our business objectives as described in this report.  We emphasize that the description in this report of our business objectives is extremely general and is not meant to restrict the discretion of our management to search for and enter into potential business opportunities.  We have not chosen the particular business in which we will engage and have not conducted any market studies with respect to any business or industry for you to evaluate the possible merits or risks of the target business or the particular industry in which we may ultimately operate.  To the extent we enter into a business combination with a financially unstable company or an entity in its early stage of development or growth, including entities without established records of sales or earnings, we will become subject to numerous risks inherent in the business and operations of financially unstable and early stage or potential emerging growth companies.  In addition, to the extent that we effect a business combination with an entity in an industry characterized by a high level of risk, we will become subject to the currently unascertainable risks of that industry.  An extremely high level of risk frequently characterizes certain industries that experience rapid growth.  In addition, although we will endeavor to evaluate the risks inherent in a particular industry or target business, we cannot assure you that we will properly ascertain or assess all significant risk factors.

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

Kent International faces the risk that our website will not be viewable in China or will be deliberately blocked by the government of the People’s Republic of China.  Internet usage and content are heavily regulated in China and compliance with these laws and regulations may cause us to change or limit our business practices in a manner adverse to our business.  Membership growth dramatically declined in the end of 2009 and remained relatively flat in 2010.  Accordingly, the Company is reviewing strategic options available to ChinaUSPals.com including selling the site or shutting down the site’s operations.  The Company has ceased all paid advertising for the site in order to minimize operational costs.

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

Fair Value Measurements

The Company adopted the provisions of ASC Topic 820, “Fair Value Measurements and Disclosures”, which  defines fair value as used in numerous accounting pronouncements, establishes a framework for measuring fair value and expands disclosure of fair value measurements.

The estimated fair value of certain financial instruments, including cash and cash equivalents, prepaid expenses, and accounts payable and accrued expenses are carried at historical cost basis, which approximates their fair values because of the short-term nature of these instruments.

ASC 820 defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. ASC 820 also establishes a fair value hierarchy, which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. ASC 820 describes three levels of inputs that may be used to measure fair value:

Level 1 — quoted prices in active markets for identical assets or liabilities

Level 2 — quoted prices for similar assets and liabilities in active markets or inputs that are observable

Level 3 — inputs that are unobservable (for example cash flow modeling inputs based on assumptions)

Basic and Diluted Net Loss Per Share

Basic loss per common share is computed by dividing the net loss by the weighted-average number of common shares outstanding.  Diluted loss per share is computed by dividing the net loss by the sum of the weighted-average number of common shares outstanding plus the dilutive effect of shares issuable through the exercise of stock options.

We have excluded 40,000 and 120,000 Common Stock options from the calculation of diluted loss per share for the years ended December 31, 2010 and 2009, respectively, which, if included, would have an antidilutive effect.

Income Taxes

The Company uses the asset and liability method of accounting for income taxes in accordance with ASC Topic 740, “Income Taxes.” Under this method, income tax expense is recognized for the amount of: (i) taxes payable or refundable for the current year and (ii) deferred tax consequences of temporary differences resulting from matters that have been recognized in an entity’s financial statements or tax returns. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the results of operations in the period that includes the enactment date. A valuation allowance is provided to reduce the deferred tax assets reported if based on the weight of the available positive and negative evidence, it is more likely than not some portion or all of the deferred tax assets will not be realized.

ASC Topic 740.10.30 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements and prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. ASC Topic 740.10.40 provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. We have no material uncertain tax positions for any of the reporting periods presented.

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

NOTE 3 - Income Taxes

As of December 31, 2010, the Company had approximately $26.4 million of net operating loss carryforwards (“NOL”) for income tax purposes and approximately $290 thousand of research and development and foreign tax credit carryforwards available to offset future federal income tax, subject to limitations for alternative minimum tax.  Approximately $13.5 million in NOLs and $955k in tax credits expired at the end of 2010 and the remaining NOLs and tax credit carryforwards expire in various years from 2011 through 2030 as shown on the following table:

Expiration Year	Carryover

2011	$6,118,591
2012	5,401,648
2013	11,454,165
2014	-
2015	-
2016-2030	3,567,537

Total	$26,541,941

Income tax expense for the years ended December 31, 2010 and 2009 consisted entirely of either New Jersey or North Carolina State income taxes.  The income tax expense for the years ended December 31, 2010 and 2009 is different from the amount computed by multiplying total earnings before income taxes by the statutory Federal income tax rate of 35%.  The reasons for this difference and the related tax effect are as follows:

	2010	2009

Loss before income taxes	$(359,041)	$(474,618)
Stock-based compensation expense	8,787	8,788

	(350,254)	(465,830)
Statutory federal income tax rate	35%	35%

Expected income tax benefit	(122,589)	(163,041)
Increase in valuation allowance	122,589	163,041
State income tax expense	1,090	1,069

Provision for income tax	$1,090	$1,069

Deferred income taxes reflect the net effects of (a) temporary differences between the carrying amounts of assets and liabilities for financial statement purposes and the amounts used for income tax purposes, and (b) operating loss and tax credit carryforwards.

The tax effect of significant items comprising the Company’s net deferred tax asset as of December 31, 2010 and 2009 is as follows:

	2010	2009

Net operating loss carryforwards	$26,541,941	$39,717,842
Stock-based compensation expense	(23,433)	(14,646)

	26,518,508	39,703,196
Statutory federal income tax rate	35%	35%

Expected income tax benefit	9,281,478	13,896,119
Research and development and other credits	290,203	1,246,044

	9,571,681	15,142,163
Valuation Allowance	(9,571,681)	(15,142,163)

Net deferred tax asset	$-	$-

Management believes the deferred tax assets as of December 31, 2010 do not satisfy the realization criteria set forth in United States accounting standards and has recorded a valuation allowance for the entire net tax asset.

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

NOTE 6 - Stockholders’ Equity

Preferred Stock

The Company is authorized to issue 2,000,000 shares of $.002 par value preferred stock, which may be issued with various terms in one or more series, as the Board of Directors may determine. No preferred stock has been issued as of December 31, 2010.

Common Stock

In October 2000, the Board of Directors approved a stock repurchase program authorizing the Company to repurchase up to 320,000 shares of its Common Stock at prices deemed favorable from time to time in the open market or in privately negotiated transactions subject to market conditions, the Company’s financial position and other considerations.  This program has no expiration date.  The Company did not repurchase any shares during the years ended December 31, 2010 or 2009.  As of December 31, 2010, 121,068 shares remaining authorized for repurchase under the program.  All shares repurchased were returned to the status of authorized but unissued shares.

Stock Option Plans

Kent International has issued certain common stock options to its employees, directors and consultants.  At December 31, 2010, Kent International had 100,000 common stock options outstanding.

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

The plan also provides for stock appreciation rights, which may be granted with respect to any stock option.  No stock appreciation rights have been granted through December 31, 2010.

A summary of the status of the Company’s 1986 Plan as of December 31, 2010 and 2009 and changes during the years ended on those dates is presented below:

	2010			2009
	Shares	Weighted- Average Exercise Price	Range of Exercise Price	Shares	Weighted- Average Exercise Price	Range of Exercise Price

Options outstanding at the beginning of the year	200,000	$3.35	$3.20-$3.50	200,000	$3.35	$3.20-$3.50

Expired	(100,000)	$3.50

Options outstanding at the end of the year	100,000	$3.20	$3.20	200,000	$3.35	$3.20-$3.50

Options exercisable at the end of the year	40,000	$3.20	$3.20	120,000	$3.45	$3.20-$3.50

For all options outstanding and exercisable at December 31, 2010, the exercise price ranges are:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding at December 31, 2010	Weighted Average Remaining Life (in Years)	Weighted Average Exercise Price	Number Outstanding at December 31, 2009	Weighted Average Remaining Life (in Years)	Weighted Average Exercise Price

$3.20	100,000	7.36	$3.20	40,000	7.36	$3.20

NOTE 7 - Stock Based Compensation

The Company recorded stock based compensation expense during 2010 and 2009 for the options granted to an employee in May 2008.  The options granted had an exercise price greater than the market price of the Company’s stock on the grant date.  For purposes of calculating the compensation cost, the fair value of the option grant was estimated on the grant date using the Black-Scholes option-pricing model with the following assumptions used: no dividend yield; expected volatility of 25.31 percent; risk free interest rate of 3.125 percent; and weighted average expected life of 6.5 years.  The Company recognized approximately $8,787 and $8,788 in stock based compensation expense for the years ended December 31, 2010 and 2009, respectively.  As of December 31, 2010 there was $20,502 of total unrecognized compensation cost related to non-vested awards granted under this plan, which is expected to be recognized on a straight line basis over the vesting term.

NOTE 8 - Related Party Transactions

A monthly management fee of $21,000 is paid to Kent Financial Services, Inc. (“Kent”), a Nevada corporation, for management services.  These services include, among other things, periodic and other filings with the Securities and Exchange Commission, evaluating merger and acquisition proposals, internal accounting and shareholder relations.  This arrangement may be terminated at will by either party.  Kent was the beneficial owner of approximately 53.44% of the Company’s outstanding common stock at December 31, 2010.  Paul O. Koether, Chairman of the Company is also the Chairman of Kent and the beneficial owner of or authorized proxy for approximately 62.22% of Kent’s outstanding common stock.  Bryan P. Healey, Chief Financial Officer of the Company is also the Chief Financial Officer of Kent and the son-in-law of Paul O. Koether.

NOTE 9 – Subsequent Events

On February 22, 2011, the Company entered into a non-binding letter of intent to purchase a single tenant commercial office building for $4,325,000.  The building is under a lease with the General Services Administration (GSA) and is located in Dallas, Texas.  The acquisition, subject to due diligence and execution of a formal binding agreement, is currently scheduled to close at the end of March 2011.

Subsequent events were evaluated as of the day the financial statements were available to be issued.

Item 9. -	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

Item 9A. -	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, the Company carried out, under the supervision and with the participation of the Company’s management, including its Chief Executive Officer and Chief Financial Officer, an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) in ensuring that information required to be disclosed by the Company in its reports is recorded, processed, summarized and reported within the required time periods.  In carrying out that evaluation, management identified a material weakness (as defined in Public Company Accounting Oversight Board Standard No. 2) in our internal control over financial reporting regarding a lack of adequate segregation of duties.  Accordingly, based on their evaluation of our disclosure controls and procedures as of December 31, 2010, the Company’s Chief Executive Officer and its Chief Financial Officer have concluded that, as of that date, the Company’s controls and procedures were not effective for the purposes described above.

There was no change in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934) during the quarter ended December 31, 2010 that has materially affected or is reasonably likely to materially affect the Company’s internal control over financial reporting.

Management’s Report on Internal Control over Financial Reporting

Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934.  We have assessed the effectiveness of those internal controls as of December 31, 2010, using the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) Internal Control – Intergrated Framework as a basis for our assessment.

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

Because of the above condition, the Company’s internal controls over financial reporting were not effective as of December 31, 2010.

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this annual report.

Item 9B -	OTHER INFORMATION

None.

PART III

ITEM 10. -	DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

The Board of Directors will serve until the next Annual Meeting or until their successors have been duly elected and qualified.  The Company's officers are elected by and serve at the leave of the Board.  The directors and executive officers of the Company at February 28, 2018 were as follows:

Name	Age	Position Held

Paul O. Koether	74	Chairman, Chief Executive Officer and Director

Diarmuid F. Boran	51	Director

Rocco Mastrodomenico	37	Director

Bryan P. Healey	40	Chief Financial Officer and Director

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

Diarmuid F. Boran, has been a Director of the Company since May 2003.  Mr. Boran has been the Chief Operating Officer of Brandmeyer Enterprises since May 2008.  From November 2006 through May 2008 he was employed by Enturia, Inc., most recently as Vice President, Corporate Development.  From March 2005 through May 2006 he was the Entrepreneur in Residence for the Kansas Technology Enterprise Corporation (KTEC).  He worked as an independent consultant from January 2003 to February 2005 and from April 2001 to October 2001.  From October 2001 to December 2002, Mr. Boran was employed by EMD Pharmaceuticals, Inc., an affiliate of Merck KGaA, Darmstadt, Germany, most recently as Leader, Oncology Licensing and Business Development.  From May 2000 to September 2000 Mr. Boran served as Senior Vice President, Business Development for DJ Pharma, Inc. which was then acquired by Biovail Pharmaceuticals, Inc.  Mr. Boran served as Senior Vice President, Business Development for Biovail until April 2001.

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

Code of Ethics

The Company has adopted a Code of Ethics that applies to its principal executive officer and principal financial officer.  Stockholders may write to Bryan P. Healey, the Secretary of the Company, at the Company’s principal executive office at 5305 Miramar Lane, Colleyville, TX 76034, to request a copy of the Code of Ethics, and the Company will provide it to any person without charge upon such request.

ITEM 11. -	EXECUTIVE COMPENSATION

Summary Compensation Table

The table shown below includes information concerning the annual compensation for services in all capacities to the Company for the fiscal years ended December 31, 2010, 2009 and 2008, for those persons who were, at December 31, 2010, 2009 and 2008, the chief executive officer, the principal financial officer and the most highly paid executive officer other than the chief executive officer and principal financial officer (the "Named Officers").  The Company did not compensate any officers over $100,000 other than the Named Officers.

Name and Principal Position	Year	Salary (1)	Bonus	Option Awards	All Other Compensation	Total

Paul O. Koether	2010
Chief Executive Officer and	2009
Chairman of the Board	2008

Bryan P. Healey	2010
Chief Financial Officer,	2009
Principal Financial and	2008			$43,935		$43,935
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

No stock options were awarded to the Named Executive Officers in 2010.  No stock appreciation rights were granted to the Named Executive Officers in 2010 or 2009.

The table below contains information concerning the fiscal year-end value of unexercised options held by the Named Executive Officers as of December 31, 2010.  No options were exercised by any Named Executive Officer in 2010 or 2009.

Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price	Option Expiration Date

Bryan P. Healey	40,000	60,000	-	$3.20	05/08/18

Long-Term Incentive Plan Awards Table and Defined Benefit or Actuarial Plan Table

The Company does not maintain any long-term incentive plans or defined benefit or actuarial plans.

Equity Compensation Plan Information

The following table shows information with respect to each equity compensation plan under which the Company’s Common Stock is authorized for issuance as of the end of fiscal year 2010.

Plan Category	(a) Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	(b) Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	(c) Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans Excluding Securities Reflected in Column (a)

Equity Compensation Plans Approved by Security Holders

1986 Stock Option Plan	100,000	$3.20	100,000

Director Compensation Table

Directors who are not employees of the Company receive a monthly fee of $500 plus $1,000 for each day of attendance at board and committee meetings and $500 for each day of attendance telephonically at board and committee meetings.  During 2010, the Company paid directors fees in the aggregate amount of approximately $17,000.  The table below includes information about compensation paid to our non-employee directors during 2009.

Name	Fees Earned or Paid in Cash	Total

Diarmuid F. Boran	$8,500	$8,500

Rocco Mastrodomenico	8,500	8,500

	$17,000	$17,000

ITEM 12. -	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth the beneficial ownership of Common Stock of the Company as of February 28, 2011, by each person who was known by the Company to beneficially own more than 5% of the Common Stock, by each current director and nominee, each Named Executive Officer, and by all current directors and Named Executive Officers as a group:

Name and Address of Beneficial Owner	Number of Shares of Common Stock Beneficially Owned (1)		Approximate Percent of Class

Kent Financial Services, Inc.	1,900,000		53.44%
5305 Miramar Lane
Colleyville, TX 76034

Paul O. Koether (1)	2,062,568	(2) (3)	58.01%
6808 Mystic Woods Lane
Colleyville, TX 76034

Dirmuid Boran	-		-
c/o 5305 Miramar Lane
Colleyville, TX 76034

Rocco Mastrodomenico	1,846		*
790 Speedwell Avenue
Morris Plains, NJ 07950

Bryan P. Healey (1) (4)	1,954,420	(2) (4)	54.36%
c/o 5305 Miramar Lane
Colleyville, TX 76034

Biotechnology Value Fund	725,606	(5)	20.41%
227 West Monroe Street
Chicago, IL 60606

All directors and officers	2,118,834		58.33%
as a group (4 persons)

 * Less than one percent

(1)  This table is based upon information supplied by the Company’s officers, directors and principal stockholders and Form 4’s filed with the Securities Exchange Commission (the “SEC”).  Unless otherwise indicated in the footnotes to this table and subject to community property laws where applicable, the Company believes that each of the stockholders named in this table has sole voting and investment power with respect to the shares indicated as beneficially owned.  Applicable percentages are based on 3,555,488 shares outstanding on February 28, 2011, adjusted as required by rules promulgated by the SEC.  Included in such number of shares beneficially owned are shares subject to options currently exercisable or becoming exercisable within 60 days: Bryan P. Healey (40,000) and all directors and executive officers as a group (40,000).

(2)  Includes 1,900,000 shares held by Kent Financial Services, Inc. (“Kent”), a Nevada Corporation.  Mr. Koether is the Chairman and Chief Executive Officer of Kent and Mr. Healey is the Secretary and Chief Financial Officer of Kent.  Mr. Koether and Mr. Healey disclaim beneficial ownership of those shares.

(3)  Includes 60,158 shares held in Mr. Koether’s IRA.   Also includes 65,717 shares beneficially owned by the Marital Trust u/w/o Natalie Koether.  As trustee, Mr. Koether may be deemed to own these shares beneficially.

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

Based solely on the Company's review of the copies of such forms (and amendments) it has received and representations from certain reporting persons that they were not required to file Forms 5 for specified fiscal years, the Company believes that all its officers, directors and Principal Owners complied with all filing requirements applicable to them with respect to transactions during fiscal 2010.

ITEM 13. -	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

Certain Relationships and Related Transactions

A monthly management fee of $21,000 is paid to Kent Financial Services, Inc. (“Kent”), a Nevada corporation, for management services.  These services include, among other things, periodic and other filings with the Securities and Exchange Commission, evaluating merger and acquisition proposals, internal accounting and shareholder relations.  This arrangement may be terminated at will by either party.  Kent was the beneficial owner of approximately 53.44% of the Company’s outstanding common stock at December 31, 2010.  Paul O. Koether, Chairman of the Company is also the Chairman of Kent and the beneficial owner of or authorized proxy for approximately 62.22% of Kent’s outstanding common stock.  Bryan P. Healey, Chief Financial Officer of the Company is also the Chief Financial Officer of Kent and the son-in-law of Paul O. Koether.

Director Independence

The following members of the Board of Directors are “independent” as that term is defined in the Rules of the NASDAQ Stock Market: Diarmuid Boran and Rocco Mastrodomenico.

Item 14. -	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The Company’s Principal Accountant for 2010 and 2009 was Paritz and Company, P.A. (“Paritz”).

Year ended December 31, 2010

Audit Fees:  The aggregate fees, including expenses, expected to be billed by Paritz in connection with the audit of the Company’s consolidated financial statements and for the review of the Company’s financial information included in the Company’s Annual Report on Form 10-K and for the review of the Company’s financial information included in the Company’s quarterly reports on Form 10-Q filed during the fiscal year ending December 31, 2010 are $17,500.

Audit Related Fees: Paritz is expected to bill Kent Capital, Inc., the Company’s wholly owned subsidiary, $3,500 for the audit of its 2010 financial statements in accordance with FINRA and SEC requirements.

Tax Fees: The aggregate fees, including expenses, billed by Paritz in connection with the preparation of income tax returns for the Company during fiscal year ended December 31, 2009 were $2,400.

All Other Fees: No other fees were billed to the Company by Paritz during 2010.

Year ended December 31, 2009

Audit Fees:  The aggregate fees, including expenses, billed by Paritz in connection with the audit of the Company’s consolidated financial statements and for the review of the Company’s financial information included in the Company’s Annual Report on Form 10-K and for the review of the Company’s financial information included in the Company’s quarterly reports on Form 10-Q filed during the fiscal year ending December 31, 2009 were $17,500.

Audit Related Fees: Paritz billed Kent Capital, Inc., the Company’s wholly owned subsidiary, $5,000 for the audit of its 2009 financial statements in accordance with FINRA and SEC requirements.

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

The hours expended on Paritz’ engagement to audit the Company’s financial statements for 2010 that were attributed to work performed by persons other than full-time permanent employees of Paritz was not greater than 50% of the total hours expended.

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

KENT INTERNATIONAL HOLDINGS, INC.

March 18, 2011	By:	/s/ Paul O. Koether
Paul O. Koether
Chairman and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Capacity	Date

/s/ Paul O. Koether	Chairman and Chief	March 18, 2011
Paul O. Koether	Executive Officer (Principal Executive Officer)

/s/ Bryan P. Healey	Chief Financial Officer,	March 18, 2011
Bryan P. Healey	Treasurer, Secretary and Director (Principal Financial And Accounting Officer)

/s/ Diarmuid Boran	Director	March 18, 2011
Diarmuid Boran

/s/ Rocco Mastrodomenico	Director	March 18, 2011
Rocco Mastrodomenico