Form 10-Q
period 2011-03-31
KENT INTERNATIONAL HOLDINGS INC
filed 2011-05-23
CIK 728478

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2011

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to ___________.

Commission File No.: 0-20726

Kent International Holdings, Inc.
(Exact name of registrant as specified in its charter)

Nevada	20-4888864
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

7501 Tillman Hill Road, Colleyville, Texas 76034
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
Yes   X       No _____

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files.)  Yes ____    No _____

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check One)

Large accelerated filer ___   Accelerated filer ___   Non-accelerated filer ___   Smaller reporting company    X

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes ___   No    X

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date:  As of April 29, 2011, the issuer had 3,555,488 shares of its common stock, par value $.002 per share, outstanding.

KENT INTERNATIONAL HOLDINGS, INC. AND SUBSIDIARIES
FORM 10-Q
For The Quarterly Period Ended March 31, 2011

Table of Contents

Page
Number

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Consolidated Balance Sheets as of March 31, 2011 and December 31, 2010	3

Consolidated Statements of Operations
Three Months Ended March 31, 2011 and 2010	4

Consolidated Statements of Cash Flows
Three Months Ended March 31, 2011 and 2010	5

Notes to Consolidated Financial Statements	6

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations	10

Item 3.Quantitative and Qualitative Disclosure About Market Risk	13

Item 4. Controls and Procedures	14

PART II. OTHER INFORMATION

Item 1. Legal Proceedings	14

Item 1a. Risk Factors	14

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	14

Item 3. Defaults Upon Senior Securities	14

Item 4. Reserved	15

Item 5. Other Information	15

Item 6. Exhibits	15

Signatures	16

PART I.                                FINANCIAL INFORMATION
ITEM 1.                                Financial Statements

KENT INTERNATIONAL HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	March 31, 2011 (Unaudited)	December 31, 2010
ASSETS

Cash and cash equivalents	$5,083,233	$9,555,369
Accounts receivable	62,924
Prepaid expenses and other current assets	15,063	10,618
Real estate assets:
Land	1,280,000
Building and improvements (net of accumulated depreciation of $3,617 and $0)	1,656,062
Intangible assets (net of accumulated amortization of $7,562 and $0)	2,146,934
Other assets	5,500	5,500

Total assets	$10,249,716	$9,571,487

LIABILITIES AND STOCKHOLDERS’ EQUITY

Liabilities:
Accounts payable and accrued expenses	$57,433	$26,217
Below market lease value acquired (net of accumulated amortization of $1,755 and $0)	767,420

Total liabilities	824,853	26,217

Stockholders' equity:
Preferred stock, $.002 par value; 2,000,000 shares authorized; none outstanding	-	-
Common stock, $.002 par value; 10,000,000 shares authorized; 3,555,488 shares issued and outstanding	7,111	7,111
Additional paid-in capital	99,373,422	99,371,226
Accumulated deficit	(89,955,670)	(89,833,067)

Total stockholders' equity	9,424,863	9,545,270

Total liabilities and stockholders' equity	$10,249,716	$9,571,487

See accompanying notes to consolidated financial statements.

KENT INTERNATIONAL HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
 (UNAUDITED)

	Three Months Ended
	March 31,
	2011	2010
Revenues:
Rental Income	$21,564
Tenant reimbursement	489
Other income	120	$625

Total revenues	22,173	625

Expenses:
Operating and maintenance expenses	3,610
Property taxes and insurance	1,920
General and administrative expenses	130,789	106,690
Depreciation and amortization	11,179

Total expenses	147,498	106,690

Loss before other income (expense)	(125,325)	(106,065)
Other income (expense)
Interest revenue	2,921	830

Loss before income taxes	(122,404)	(105,235)
Provision for income taxes	199	770

Net loss	$(122,603)	$(106,005)

Basic net loss per common share	$(0.03)	$(0.03)

Basic weighted average number of common
Common shares outstanding	3,555,488	3,555,488

See accompanying notes to consolidated financial statements.

KENT INTERNATIONAL HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
 (UNAUDITED)

	Three Months Ended
	March 31,
	2011	2010
Cash flows from operating activities:
Net loss	$(122,603)	$(106,005)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	2,196	2,197
Depreciation and amortization	11,179
Amortization of below market rate lease	(1,755)
Changes in operating assets and liabilities:
Accounts receivable	(62,924)	(625)
Prepaid expenses and other current assets	(4,445)	4,065
Accounts payable and accrued expenses	31,216	2,297

Net cash used in operating activities	(147,136)	(98,071)

Cash flows from investing activities:
Acquisition of land, buildings and improvements	(4,325,000)

Net cash used in investing activities	(4,325,000)	-

Net decrease in cash and cash equivalents	(4,472,136)	(98,071)
Cash and cash equivalents at beginning of period	9,555,369	9,924,385

Cash and cash equivalents at end of period	$5,083,233	$9,826,314

Supplemental disclosure of cash flow information:
Cash paid for:
Taxes	$199	$770

See accompanying notes to consolidated financial statements.

KENT INTERNATIONAL HOLDINGS, INC. AND SUBSIDIARIES
Notes To Consolidated Financial Statements
(Unaudited)

NOTE 1 - Basis of Presentation

The accompanying unaudited financial statements of Kent International Holdings, Inc. and its subsidiaries (“Kent International” or the “Company”) reflect all material adjustments consisting of only normal recurring adjustments that, in the opinion of management, are necessary for a fair presentation of results for the interim periods.  Certain information and footnote disclosures required under accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission, although the Company believes that the disclosures are adequate to make the information presented not misleading.  These financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010 as filed with the Securities and Exchange Commission.

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

The results of operations for the three months ended March 31, 2011 are not necessarily indicative of the results to be expected for the entire year or for any other period.

NOTE 2 - Principles of Consolidation

The consolidated financial statements include the accounts of Kent International, its wholly owned subsidiaries Kent Capital, Inc. and Kent Texas Properties, LLC and its 81% subsidiary, ChinaUSPals, Inc.  Intercompany balances and transactions between the Company and its subsidiaries have been eliminated.

NOTE 3 - Business

On March 22, 2011, the Company, through a wholly owned subsidiary Kent Texas Properties, LLC (“KTP”), acquired the land and improvements located at 4211 Cedar Springs Road (the “Property”) in Dallas, Texas.  The Property was purchased for $4,325,000 in cash, exclusive of closing costs, from a private seller.  The Property is a 39,829 square foot office building that is 100% leased to the General Services Administration (GSA).  Commencing with this purchase, the Company is operating as a full service real estate corporation that owns and operates an income producing property.  We will look to opportunistically acquire additional properties, primarily in the Dallas/Fort Worth area; however, we will not limit our search to that market.  Alternatively, management will also continue to pursue other acquisition opportunities that offer potentially profitable uses for the Company’s available capital.

The Company’s general investment strategy shall be to make investments in real properties that offer attractive current yields with, in some cases, potential for capital appreciation.  We may buy these properties directly, through joint ventures, or as general partner in limited partnerships utilizing funds raised from accredited investors.

In 2009 the Company’s subsidiary, Kent Capital, Inc., registered with the Financial Industry Regulatory Authority (FINRA), and began business as a securities broker-dealer.  Kent International also operates a niche social networking website, www.ChinaUSPals.com, designed to promote cultural exchange between the citizens of the United States and those of the People’s Republic of China.

NOTE 4 – Summary of Significant Accounting Policies

Acquisitions

Upon acquisition of wholly-owned properties or joint venture investments that are less than wholly-owned, but which we control or for which we are the primary beneficiary, the assets and liabilities purchased are recorded at their fair market value at the date of the acquisition using the acquisition method in accordance with FASB ASC Topic 805 Business Combinations.  We recognize the net tangible and identified intangible assets based on fair values (including land, buildings, tenant improvements, acquired above and below market leases and the origination cost of acquired in-place leases) and acquired liabilities. The intangible assets recorded are amortized over the weighted average lease lives. We identify any above or below market leases or customer relationship intangibles that exist at the acquisition date. We recognize mortgages and other liabilities at fair market value at the date of the acquisition. We utilize an independent appraiser to assess fair value based on estimated cash flow projections for the tangible assets acquired that utilize discount and capitalization rates deemed appropriate and available market information. We expense acquisition costs as incurred.

Revenue Recognition

Rental income is recognized when earned.  As the GSA lease provides for the payment of monthly rental in arrears, a receivable is recorded at the end of each month for the previous month’s rent.  Any above or below market leases acquired are amortized over the lease lives and recorded as an increase or decrease to rental revenue.

Repairs and Maintenance

Repairs and maintenance costs are expensed as incurred while significant improvements, renovations and replacements are capitalized.

Property and Depreciation

Land, buildings and amenities are stated at cost.  Depreciation is computed using the straight-line method over the estimated useful lives of the assets, which are generally 5-30 years for land improvements, 7-30 years for buildings and improvements and 5-30 years for amenities.  Tenant improvements are generally depreciated over the life of the initial or renewal term of the respective tenant lease.

FASB ASC Topic 360 Property, Plant and Equipment specifies circumstances in which certain long-lived assets must be reviewed for impairment.  If the carrying amount of an asset exceeds the sum of its expected future cash flows, the asset’s carrying value must be written down to fair value.  In determining the value of an investment property and whether the investment property is impaired, management considers several factors such as projected rental and vacancy rates, property operating expenses, capital expenditures and interest rates.  The capitalization rate used to determine property valuation is based on the market in which the investment property is located, length of leases, tenant financial strength, the economy in general, demographics, environment, property location, visibility, age and physical condition among others.  All of these factors are considered by management in determining the value of any particular investment property.  The value of any particular investment property is sensitive to the actual results of any of these factors, either individually or taken as a whole. If the actual results differ from management’s judgment, the valuation could be negatively or positively affected.

Stock Based Compensation Expense

The Company records compensation cost relating to share-based payment transactions in the financial statements.  The compensation cost is measured based on the fair value of the equity or liability instruments issued.

NOTE 5 – Reclassifications in the Preparation of Financial Statements

Certain reclassifications have been made to the prior period financial statements to conform with March 31, 2011 classifications.  These reclassifications did not have any impact on the related financial statement line items and had no effect on previously reported operating results.

NOTE 6 – Real Estate and Related Assets

The acquisition of the Property on March 22, 2011 was recorded as follows:

	Allocated Value	Depreciable Life in Years

Land	$1,280,000
Buildings	1,130,292	20
Improvements	529,387	7
Leases in place value	1,624,052	7
Unamortized tenant improvement allowances	530,444	12
Below market lease value acquired	(769,175)	12

	$4,325,000

Depreciation and amortization expense was $11,179 for the quarter ended March 31, 2011.  $1,755 in capitalized below market rents were amortized as an increase to rental income during the quarter ended March 31, 2011.

The Property is 100% leased to the General Services Administration (GSA) of the United States pursuant to a lease dated January 9, 2006.  The initial term of the GSA lease runs from January 18, 2008 until January 18, 2018 with an optional five year renewal period from January 2018 to January 2023.  The base rent during the initial term is $746,464 annually and includes a provision of $123,099 annually for the reimbursement of tenant improvement allowances.  The base rent during the renewal term is $623,365. Although the Company is responsible for Property operating expenses, the lease includes a provision for reimbursement of certain operating expenses that exceed a baseline.  This base is subject to annual adjustment based on the Cost of Living Index (COLI).

NOTE 7 - Related Party Transactions

A monthly management fee of $21,000 is paid to Kent Financial Services, Inc. (“Kent”), a Nevada corporation, for management services.  These services include, among other things, periodic and other filings with the Securities and Exchange Commission, evaluating merger and acquisition proposals, internal accounting and shareholder relations.  This arrangement may be terminated at will by either party.  Kent was the beneficial owner of approximately 53.44% of the Company’s outstanding common stock at March 31, 2011.  Paul O. Koether, Chairman of the Company is also the Chairman of Kent and the beneficial owner of or authorized proxy for approximately 62.31% of Kent’s outstanding common stock.  Bryan P. Healey, Chief Financial Officer and Director of the Company is also the Chief Financial Officer and a Director of Kent as well as the son-in-law of Paul O. Koether.

NOTE 8 - Common Stock

In October 2000, the Board of Directors approved a stock repurchase program authorizing the Company to repurchase up to 320,000 shares of its Common Stock at prices deemed favorable from time to time in the open market or in privately negotiated transactions subject to market conditions, the Company’s financial position and other considerations.  This program has no expiration date.  No shares were repurchased during the quarters ended March 31, 2011 and 2010.  At March 31, 2011, there were 121,068 shares remaining authorized for repurchase under the program.  All shares repurchased were returned to the status of authorized but unissued shares.

NOTE 9 - Basic and Diluted Net Loss Per Share

Basic loss per common share is computed by dividing the net loss by the weighted-average number of common shares outstanding.  Diluted loss per share is computed by dividing the net loss by the sum of the weighted-average number of common shares outstanding plus the dilutive effect of shares issuable through the exercise of stock options.

We have excluded 40,000 and 120,000 Common Stock options from the calculation of diluted loss per share for the quarters ended March 31, 2011 and 2010, respectively, which, if included, would have an antidilutive effect.

NOTE 10 - Stock Options Plans

Kent International has issued certain common stock options to its employees, directors and consultants.  At March 31, 2011 and December 31, 2010, Kent International had 100,000 and 100,000 common stock options outstanding, respectively, and none were issued during the three months ended March 31, 2011.

NOTE 11 – Net Operating Loss Carryforwards

As of December 31, 2010, Kent International had approximately $26.5 million of net operating loss carryforwards (“NOL”) for income tax purposes.  In addition, Kent International has approximately $290 thousand of research and development and foreign tax credit carryforwards available to offset future federal income tax, subject to limitations for alternative minimum tax.  The NOLs and tax credit carryforwards expire in various years from 2011 through 2030.  Kent International’s use of operating loss carryforwards and tax credit carryforwards is subject to limitations imposed by the Internal Revenue Code.  Management believes that the deferred tax assets as of March 31, 2011 do not satisfy realization criteria and has recorded a valuation allowance for the entire net tax asset.  By recording a valuation allowance for the entire amount of future tax benefits, the Company has not recognized a deferred tax benefit for income taxes in its statements of operations.

NOTE 12 – Subsequent Events

On April 25, 2011 the Company provided a $321,790 first mortgage loan to a private real estate developer for the purchase of a foreclosed residential property in Southlake, Texas.  The real estate note from the real estate developer to the Company is for a maximum term of twenty-six (26) months and is structured as an interest only, participating mortgage.  The stated interest rate is ten percent (10%) for the first fourteen (14) months and twelve percent (12%) for the final twelve (12) months of the term.  The Company is also entitled to 20% of any profits realized from the sale of the property.

Subsequent events were evaluated through the date the financial statements were issued.

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2010 as well as the Company’s financial statements and notes thereto included elsewhere in this Quarterly Report on Form 10-Q.  Statements in this report relating to future plans, projections, events or conditions are forward-looking statements.  Such statements are subject to risks and uncertainties that could cause actual results to differ materially from those described.  The Company expressly disclaims any obligation or undertaking to update these statements in the future.

Business Activities

On March 22, 2011, the Company, through a wholly owned subsidiary Kent Texas Properties, LLC (“KTP”), acquired the land and improvements located at 4211 Cedar Springs Road (the “Property”) in Dallas, Texas.  The property was purchased from 4211 Cedar Springs Road Partners, an entity with which the Company and its affiliates had no prior relationship.  Commencing with this purchase, the Company is operating as a full service real estate corporation that owns and operates income producing properties.  We will look to opportunistically acquire additional properties, primarily in the Dallas/Fort Worth area; however, we will not limit our search to that market.  We will compete for these opportunities with small private real estate companies and investors.  Alternatively, management will also continue to pursue other acquisition opportunities that offer potentially profitable uses for the Company’s available capital.

The Company’s general investment strategy shall be to make investments in real properties that offer attractive current yields with, in some cases, potential for capital appreciation.  We may buy these properties directly, through joint ventures, or as general partner in limited partnerships utilizing funds raised from accredited investors.

We believe that the current economic climate together with a restriction in credit available to would be purchasers of real estate will enable Kent International to acquire properties at favorable prices by funding the purchases with cash on hand.  We would then attempt to obtain a mortgage loan on said properties after closing thereby replenishing our cash on hand.  We are currently reviewing opportunities to  obtain a commercial mortgage loan meant to refinance our purchase of 4211 Cedar Springs; however, we have not yet made a formal application for a mortgage and  are uncertain whether any mortgage will be approved or what terms may be offered.

Additionally, the Company’s wholly owned subsidiary, Kent Capital, Inc. (“Kent Capital”), is a securities broker-dealer.  Kent Capital’s membership agreement with the Financial Industry Regulatory Authority (FINRA) allows it to operate under three business lines; Private Placements, Real Estate Syndication and Trading Securities for Our Own Account.  The Company plans operate the broker dealer in conjunction with our real estate operations.

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

Results of Operations

Kent International had a net loss of $122,603, or $.03 basic and fully diluted loss per share, for the quarter ended March 31, 2011, compared to a net loss of $106,005, or $0.03 basic and fully diluted loss per share, for the quarter ended March 31, 2010.  The increase in the net loss was caused primarily by the due diligence and closing costs related to the acquisition of the Property on March 22, 2011.

Property Revenues

The Property located at 4211 Cedar Springs Road generated $21,564 in rental income and $489 in expense reimbursements during the period from the acquisition on March 22, 2011 to March 31, 2011, all from the General Services Administration (GSA).  The initial term of the GSA lease runs until January 18, 2018 with an optional five year renewal period from January 2018 to January 2023.  The base rent during the initial term is $746,464 annually and includes a provision of $123,099 annually for the reimbursement of tenant improvement allowances.  The base rent during the renewal term is $623,365.

The lease rate includes an operating expense base of $187,206 annually (excluding property taxes) and a real estate tax base of $70,189.  The base year operating expenses are adjusted annually via the Cost of Living Index (COLI) and the GSA is responsible for any increases over the adjusted base year expenses.  This calculation is expected to generate an expense reimbursement of approximately $6,500 in 2011.  In theory, a decrease in the COLI could result in a negative adjustment to base year expenses and thus, a decrease in reimbursed expenses.

Interest Income

Interest income increased to $2,921 for the three months ended March 31, 2011, from $830 for the three months ended March 31, 2010.  A minor increase in the yield on short-term investments and cash equivalents from 0.11% to 0.15% was the primary reason for the increase.

General and Administrative Expenses

General and administrative expenses were $130,789 in the three months ended March 31, 2011, compared to $106,690 in the three months ended March 31, 2011, an increase of $24,099.  The increase was primarily attributable to the $21,131 in consulting, due diligence and closing expenses incurred in 2011 related to the acquisition of the Property.  We also incurred approximately $6,800 in consulting and due diligence expenses related to other potential transactions that we are exploring.

The Company pays a monthly management fee of $21,000 to Kent Financial Services, Inc., a principal shareholder.  The management services provided include the services of the Company’s executive officers, who are employees of Kent Financial Services, as well as expenses incurred in connection with periodic and other filings with the Securities and Exchange Commission, internal accounting and shareholder relations.

Property Expenses

The Company incurred $16,709 in expenses related to the operations of the Property during the quarter ended March 31, 2011.  These expenses included approximately $1,920 in property taxes and $11,179 in Depreciation and amortization expense for the quarter ended March 31, 2011.  Other major expense categories include utilities (electricity, water, sewer, trash removal, and telephone), building maintenance (HVAC, plumbing, window washing, elevator and janitorial), and grounds maintenance (landscaping and irrigation).  The Company shall review these expenses to determine if there are any areas of savings.  We cannot be certain that the expenses we incur in operating the property will not increase.

As discussed above, the GSA lease includes provisions for expense reimbursements in excess of baseline expenses as adjusted by the COLI.  Our estimate, however, is that the expense reimbursement will not exceed $6,500 during 2011.  Significant expenses that are not explicitly subject to reimbursement by the GSA are property insurance, alarm monitoring, telephone, and management fees.  As the provision of these services is all subject to intense competition, we do not anticipate meaningful increases.

Expenses such as electricity, water, cleaning, trash removal and landscaping are subject to GSA reimbursement to the extent that they increase, in the aggregate, above the baseline of $187,206 fixed in the GSA lease.  Although most of these expenses do not seem to materially increase from year to year, electricity billing rates are very volatile and may increase well in excess of the COLI in any given year.  We would therefore be responsible for monitoring the Property expenses against the baseline expenses to insure proper billing.  Should the COLI increase rapidly or in excess of the increase in operating expenses, our ability to obtain reimbursement will be affected.

The Company has entered into various service contracts in conjunction with the acquisition of the Property including a temporary management contract, elevator, landscaping and HVAC maintenance, janitorial services, alarm monitoring, and waste removal.  These contracts include termination provisions and are not considered long term obligations.

Liquidity and Capital Resources

At March 31, 2011, the Company had cash and cash equivalents of $5,083,233.  Cash and cash equivalents consist of cash held in banks and brokerage firms and U.S. Treasury bills with a maturity of 3 months or less.  Working capital at March 31, 2011 was approximately $5.104 million. We are actively pursuing a commercial mortgage loan on the Property at prevailing terms in order to free up working capital for additional acquisitions; however, at this time we are uncertain whether any mortgage will be approved or what terms may be offered.  Although the Company does not have any established banking relationships or other sources of liquidity, management believes its cash and cash equivalents are sufficient for its business activities for at least the next 12 months and for making additional acquisitions.

Net cash of $147,136 was used in operations for the three months ended March 31, 2011, an increase of $49,065 from the $98,071 used in operations for the three months ended March 31, 2010.  Net cash used in operations for the periods was the result of the net losses for the periods coupled with the changes in operating assets and liabilities.  The increase in net cash used in operations was largely the result of acquisition related expenses as discussed above.

The Company utilized $4,325,000 during the three months ending March 31, 2011 for the acquisition of the Property (exclusive of due diligence and closing costs) located at 4211 Cedar Springs Road, Dallas.  There were no cash flows from investing activities reported during the same period in 2010.  As of March 31, 2011 the Company had no commitments for capital expenditures.

There were no cash flows from financing activities reported during the three month periods ending March 31, 2011 and 2010.

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

Accordingly, based on their evaluation of our disclosure controls and procedures as of March 31, 2011, the Company’s Chief Executive Officer and its Chief Financial Officer have concluded that, as of that date, the Company’s controls and procedures were not effective for the purposes described above.

There was no change in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934) during the quarter ended March 31, 2011, that has materially affected or is reasonably likely to materially affect the Company’s internal control over financial reporting.

PART II.                OTHER INFORMATION
ITEM 1.                  Legal Proceedings

None.

ITEM 1A.               Risk Factors

Not Applicable

ITEM 2.                  Unregistered Sale of Equity Securities and Use of Proceeds

None.

ITEM 3.                  Defaults Upon Senior Securities

None.

ITEM 4.                  Reserved

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

KENT INTERNATIONAL HOLDINGS, INC.

Date: May 23, 2011	By:	/s/ Bryan P. Healey
Bryan P. Healey
Chief Financial Officer
(Principal Accounting and Financial Officer)