Form 10-Q
period 2011-06-30
KENT INTERNATIONAL HOLDINGS INC
filed 2011-07-29
CIK 728478

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2011

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
Yes   X       No _____

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files.)  Yes   X       No _____

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check One)

Large accelerated filer ___   Accelerated filer ___   Non-accelerated filer ___   Smaller reporting company   X

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ___   No    X

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date:  As of July 15, 2011, the issuer had 3,555,488 shares of its common stock, par value $.002 per share, outstanding.

KENT INTERNATIONAL HOLDINGS, INC. AND SUBSIDIARIES
FORM 10-Q
For The Quarterly Period Ended June 30, 2011

Table of Contents

Page
Number

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Consolidated Balance Sheets as of June 30, 2011 and December 31, 2010	3

Consolidated Statements of Operations
Three and Six Months Ended June 30, 2011 and 2010	4

Consolidated Statements of Cash Flows
Six Months Ended June 30, 2011 and 2010	5

Notes to Consolidated Financial Statements	6

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations	11

Item 3. Quantitative and Qualitative Disclosure About Market Risk	14

Item 4. Controls and Procedures	14

PART II. OTHER INFORMATION

Item 1. Legal Proceedings	15

Item 1a. Risk Factors	15

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	15

Item 3. Defaults Upon Senior Securities	15

Item 4. Reserved	15

Item 5. Other Information	15

Item 6. Exhibits	16

Signatures	17

PART I.               FINANCIAL INFORMATION
ITEM 1.                Financial Statements

KENT INTERNATIONAL HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	June 30, 2011 (Unaudited)	December 31, 2010
ASSETS

Cash and cash equivalents	$4,776,537	$9,555,369
Accounts receivable	62,924
Prepaid expenses and other current assets	9,292	10,618
Mortgage loan receivable	321,290
Real estate assets:
Land	1,280,000
Building and improvements (net of accumulated depreciation of
$36,538 and $0)	1,623,141
Intangible assets (net of accumulated amortization of $76,372 and $0)	2,078,124
Other assets	5,500	5,500

Total assets	$10,156,808	$9,571,487

LIABILITIES AND STOCKHOLDERS’ EQUITY

Liabilities:
Accounts payable and accrued expenses	$99,508	$26,217
Below market lease value acquired (net of accumulated
amortization of $17,725 and $0)	751,450

Total liabilities	850,958	26,217

Stockholders' equity:
Preferred stock, $.002 par value;
2,000,000 shares authorized;
none outstanding	-	-
Common stock, $.002 par value;
10,000,000 shares authorized;
3,555,488 shares issued and outstanding	7,111	7,111
Additional paid-in capital	99,375,619	99,371,226
Accumulated deficit	(90,076,880)	(89,833,067)

Total stockholders' equity	9,305,850	9,545,270

Total liabilities and stockholders' equity	$10,156,808	$9,571,487

See accompanying notes to consolidated financial statements.

KENT INTERNATIONAL HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
 (UNAUDITED)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
Revenues:
Rental income	$202,586		$224,150
Tenant reimbursement	2,157		2,646
Interest on mortgage loan	5,890		5,890
Other income	500		620	$625

Total revenues	211,133	-	233,306	625

Expenses:
Operating and maintenance expenses	63,684		67,294
Property taxes and insurance	18,917		20,837
General and administrative expenses	148,707	$87,265	279,496	193,955
Depreciation and amortization	101,731		112,910

Total expenses	333,039	87,265	480,537	193,955

Loss before other income (expense)	(121,906)	(87,265)	(247,231)	(193,330)
Other income (expense)
Interest revenue	696	2,620	3,617	3,450

Loss before income taxes	(121,210)	(84,645)	(243,614)	(189,880)
Provision for income taxes	199	319	199	1,089

Net loss	$(121,409)	$(84,964)	$(243,813)	$(190,969)

Basic net loss per common share	$(0.03)	$(0.02)	$(0.07)	$(0.05)

Basic weighted average number of common
Common shares outstanding	3,555,488	3,555,488	3,555,488	3,555,488

See accompanying notes to consolidated financial statements.

KENT INTERNATIONAL HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
 (UNAUDITED)

	Six Months Ended
	June 30,
	2011	2010
Cash flows from operating activities:
Net loss	$(243,813)	$(190,969)
Adjustments to reconcile net loss to net cash used in
operating activities:
Stock-based compensation expense	4,393	4,393
Depreciation and amortization	112,910
Amortization of below market rate lease	(17,725)
Changes in operating assets and liabilities:
Accounts receivable	(62,924)
Prepaid expenses and other current assets	1,326	(7,130)
Accounts payable and accrued expenses	73,291	(7,935)

Net cash used in operating activities	(132,542)	(201,641)

Cash flows from investing activities:
Acquisition of land, buildings and improvements including intangible
assets, and net of below market leases acquired	(4,325,000)
Mortgage loan made	(321,290)

Net cash used in investing activities	(4,646,290)	-

Net decrease in cash and cash equivalents	(4,778,832)	(201,641)
Cash and cash equivalents at beginning of period	9,555,369	9,924,385

Cash and cash equivalents at end of period	$4,776,537	$9,722,744

Supplemental disclosure of cash flow information:
Cash paid for:
Taxes	$199	$1,089

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

The results of operations for the three and six months ended June 30, 2011 are not necessarily indicative of the results to be expected for the entire year or for any other period.

NOTE 2 - Principles of Consolidation

The consolidated financial statements include the accounts of Kent International, its wholly owned subsidiaries Kent Capital, Inc. and Kent Texas Properties, LLC and its 81% subsidiary, ChinaUSPals, Inc.  Intercompany balances and transactions between the Company and its subsidiaries have been eliminated.

NOTE 3 - Business

Kent International is operating as a full service real estate corporation that owns and operates an income producing property.  We will look to opportunistically acquire additional properties, primarily in the Dallas/Fort Worth area; however, we will not limit our search to that market.  Alternatively, management will also continue to pursue other acquisition opportunities that offer potentially profitable uses for the Company’s available capital.

The Company’s general investment strategy shall be to make investments in real properties that offer attractive current yields with, in some cases, potential for capital appreciation.  We may buy these properties directly, through joint ventures, or as general partner in limited partnerships utilizing funds raised from accredited investors.

In 2009 the Company’s subsidiary, Kent Capital, Inc., registered with the Financial Industry Regulatory Authority (FINRA), as a securities broker-dealer.  Kent International also operates a niche social networking website, www.ChinaUSPals.com, designed to promote cultural exchange between the citizens of the United States and those of the People’s Republic of China.

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

Mortgages Loan Receivable

The fair value of the Company’s Mortgage loan receivable is governed by FASB ASC Topic 820, Fair Value Measurements and Disclosures. As the loan is short term and the value of the underlying asset is believed to exceed the value of the loan, the loan is reported at cost.

Revenue Recognition

Rental income is recognized when earned.  As our lease with the General Services Administration provides for the payment of monthly rental in arrears, a receivable is recorded at the end of each month for the previous month’s rent.  Any above or below market leases acquired are amortized over the lease lives and recorded as an increase or decrease to rental revenue.

Interest on mortgage loans income is accrued and recognized as revenue when earned according to the terms of the mortgage loans and when, in the opinion of management, it is collectible.

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

NOTE 5 – Reclassifications in the Preparation of Financial Statements

Certain reclassifications have been made to the prior period financial statements to conform with June 30, 2011 classifications.  These reclassifications did not have any impact on the related financial statement line items and had no effect on previously reported operating results.

NOTE 6 – Mortgage Loans Receivable

On April 25, 2011 the Company provided a $321,790 first mortgage loan to a private real estate developer for the purchase of a foreclosed residential property in Southlake, Texas.  The real estate note is for a maximum term of twenty-six (26) months and is structured as an interest only, participating mortgage.  The stated interest rate is ten percent (10%) for the first fourteen (14) months and twelve percent (12%) for the final twelve (12) months of the term.  The Company is also entitled to 20% of any profits realized from the sale of the property.

NOTE 7 – Real Estate and Related Assets

Net property, plant and equipment together with real estate related intangible assets and liabilities as of June 30, 2011 consisted of:

	Cost	Useful Life	Accumulated Depreciation / Amortization	Net Book Value

Land	$1,280,000			$1,280,000
Buildings	1,130,292	20	$15,628	1,114,664
Improvements	529,387	7	20,910	508,477

Subtotal Property Plant and Equipment	2,939,679		36,538	2,903,141

Real Estate Related Intangible Assets:
Leases in place value	1,624,052	7	64,149	1,559,903
Unamortized tenant improvement allowances	530,444	12	12,223	518,221

	2,154,496		76,372	2,078,124

	$5,094,175		$112,910	$4,981,265

Below market lease value acquired	$(769,175)	12	$(17,725)	$(751,450)

Depreciation and amortization expense was $101,731 for the quarter ended June 30, 2011.  $15,970 in capitalized below market rents were amortized as an increase to rental income during the quarter ended June 30, 2011.

The property at 4211 Cedar Springs Road in Dallas is 100% leased to the General Services Administration (GSA) of the United States pursuant to a lease dated January 9, 2006.  The initial term of the GSA lease runs from January 18, 2008 until January 18, 2018 with an optional five year renewal period from January 2018 to January 2023.  The base rent during the initial term is $746,464 annually and includes a provision of $123,099 annually for the reimbursement of tenant improvement allowances.  The base rent during the renewal term is $623,365. Although the Company is responsible for property operating expenses, the lease includes a provision for reimbursement of certain operating expenses that exceed a baseline.  This base is subject to annual adjustment based on the Cost of Living Index (COLI).

NOTE 8 - Related Party Transactions

A monthly management fee of $21,000 is paid to Kent Financial Services, Inc. (“Kent”), a Nevada corporation, for management services.  These services include, among other things, periodic and other filings with the Securities and Exchange Commission, evaluating merger and acquisition proposals, internal accounting and shareholder relations.  This arrangement may be terminated at will by either party.  Kent was the beneficial owner of approximately 53.44% of the Company’s outstanding common stock at June 30, 2011.  Paul O. Koether, Chairman of the Company is also the Chairman of Kent and the beneficial owner of or authorized proxy for approximately 50.62% of Kent’s outstanding common stock.  Bryan P. Healey, Chief Financial Officer and Director of the Company is also the President and Chief Financial Officer and a Director of Kent as well as the son-in-law of Paul O. Koether.

NOTE 9 - Common Stock

In October 2000, the Board of Directors approved a stock repurchase program authorizing the Company to repurchase up to 320,000 shares of its Common Stock at prices deemed favorable from time to time in the open market or in privately negotiated transactions subject to market conditions, the Company’s financial position and other considerations.  This program has no expiration date.  No shares were repurchased during the quarters ended June 30, 2011 and 2010.  At June 30, 2011, there were 121,068 shares remaining authorized for repurchase under the program.  All shares repurchased were returned to the status of authorized but unissued shares.

NOTE 10 - Basic and Diluted Net Loss Per Share

Basic loss per common share is computed by dividing the net loss by the weighted-average number of common shares outstanding.  Diluted loss per share is computed by dividing the net loss by the sum of the weighted-average number of common shares outstanding plus the dilutive effect of shares issuable through the exercise of stock options.

We have excluded 60,000 and 140,000 Common Stock options from the calculation of diluted loss per share for the quarters ended June 30, 2011 and 2010, respectively, which, if included, would have an antidilutive effect.

NOTE 11 - Stock Options Plans

Kent International has issued certain common stock options to its employees, directors and consultants.  At June 30, 2011 and December 31, 2010, Kent International had 100,000 common stock options outstanding, and none were issued during the three months ended June 30, 2011.

NOTE 12 – Net Operating Loss Carryforwards

As of December 31, 2010, Kent International had approximately $26.5 million of net operating loss carryforwards (“NOL”) for income tax purposes.  In addition, Kent International has approximately $290 thousand of research and development and foreign tax credit carryforwards available to offset future federal income tax, subject to limitations for alternative minimum tax.  The NOLs and tax credit carryforwards expire in various years from 2011 through 2030.  Kent International’s use of operating loss carryforwards and tax credit carryforwards is subject to limitations imposed by the Internal Revenue Code.  Management believes that the deferred tax assets as of June 30, 2011 do not satisfy realization criteria and has recorded a valuation allowance for the entire net tax asset.  By recording a valuation allowance for the entire amount of future tax benefits, the Company has not recognized a deferred tax benefit for income taxes in its statements of operations.

NOTE 13 – Subsequent Events

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

Business Activities

Commencing with the purchase of the land and improvements located at 4211 Cedar Springs Road in Dallas, Texas (the “Property”), Kent International began operating as a full service real estate corporation that owns and operates income producing properties.  We will look to opportunistically acquire additional properties, primarily in the Dallas/Fort Worth area; however, we will not limit our search to that market.  We will compete for these opportunities with small private real estate companies and investors.  Alternatively, management will also continue to pursue other acquisition opportunities that offer potentially profitable uses for the Company’s available capital.

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

Additionally, the Company’s wholly owned subsidiary, Kent Capital, Inc. (“Kent Capital”), is a securities broker-dealer.  Kent Capital’s membership agreement with the Financial Industry Regulatory Authority (FINRA) allows it to operate under three business lines; Private Placements, Real Estate Syndication and Trading Securities for Our Own Account.  Kent Capital has not yet generated any revenue.  The Company plans to operate the broker dealer in conjunction with our real estate operations.

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

Results of Operations

Kent International had a net loss of $121,409, or $.03 basic and fully diluted loss per share, for the quarter ended June 30, 2011, compared to a net loss of $84,964, or $0.02 basic and fully diluted loss per share, for the quarter ended June 30, 2010.  For the six months ended June 30, 2011 the Company had a net loss of $243,813, or $.07 basic and fully diluted loss per share, compared to a net loss of $190,969, or $0.05 basic and fully diluted loss per share, for the six months ended June 30, 2010.  The increases in the net losses were caused primarily by due diligence and closing costs related to the acquisition of the Property on March 22, 2011 together with due diligence, legal and consulting fees incurred while exploring other potential transactions.

Property Revenues

The Property located at 4211 Cedar Springs Road generated $202,586 in rental income and $2,157 in expense reimbursements during the three months ended June 30, 2011, all from the General Services Administration (GSA ), which is the only tenant for the Property.  During the period from March 22, 2011, when we acquired the Property, to June 30, 2011 the Property generated $224,150 in rental income and $2,646 in expense reimbursements.  The initial term of the GSA lease runs until January 18, 2018 with an optional five year renewal period from January 2018 to January 2023.  The base rent during the initial term is $746,464 annually and includes a provision of $123,099 annually for the reimbursement of tenant improvement allowances.  The base rent during the renewal term is $623,365.

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

Interest on Mortgage Loan

The Company recorded $5,890 in interest on mortgage loans receivable in the three and six months ended June 30, 2011.  The real estate note is for a maximum term of twenty-six (26) months and is structured as an interest only, participating mortgage with no prepayment penalty.  The stated interest rate is ten percent (10%) for the first fourteen (14) months and twelve percent (12%) for the final twelve (12) months of the term.  We anticipate recording just under $22,000 in interest of mortgage loans for 2011; however that amount could be reduced if the loan is prepaid.

General and Administrative Expenses

General and administrative expenses were $148,707 and $279,496 in the three and six months ended June 30, 2011 compared to $87,265 and $193,955 in the three and six months ended June 30, 2010, increases of $61,442 and $85,541, respectively.  The increases were primarily attributable to approximately $49,650 in consulting and due diligence expenses related to the exploration of other potential transactions.  We also incurred approximately $23,161 in consulting, due diligence and closing expenses related to the acquisition and operation of the Property in the six months ended June 30, 2011.

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

Property Expenses

The Company incurred $184,335 in expenses related to the operations of the Property during the quarter ended June 30, 2011.  These expenses included approximately $16,969 in property taxes and $101,731 in depreciation and amortization expense.  For the six months ended June 30, 2011, the Company incurred $201,041 in expenses related to the operations of the Property including approximately $18,647 in property taxes and $112,910 in depreciation and amortization expense.  Other major expense categories include utilities (electricity, water, sewer, trash removal, and telephone), building maintenance (HVAC, plumbing, window washing, elevator and janitorial), and grounds maintenance (landscaping and irrigation).  The Company shall review these expenses to determine if there are any areas of savings.  We cannot be certain that the expenses we incur in operating the Property will not increase.

The GSA lease includes provisions for expense reimbursements in excess of baseline expenses as adjusted by the COLI.  Our estimate; however, is that the expense reimbursement will not exceed $6,500 during 2011.  Significant expenses that are not explicitly subject to reimbursement by the GSA are property insurance, alarm monitoring, telephone, and management fees.  As the provision of all of these services is subject to intense competition, we do not anticipate meaningful increases.

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

Interest Income

Interest income decreased to $696 for the three months ended June 30, 2011, from $2,620 for the three months ended June 30, 2010.  For the six months ended June 30, 2011, interest revenue increased to $3,617 from $3,450 for the six months ended June 30, 2010.  The decrease for the three month period was caused primarily by the decrease in cash and cash equivalents available for investment.

Liquidity and Capital Resources

At June 30, 2011, the Company had cash and cash equivalents of $4,776,537.  Cash and cash equivalents consist of cash held in banks and brokerage firms and U.S. Treasury bills with a maturity of 3 months or less.  Working capital at June 30, 2011 was approximately $4.749 million. We are actively pursuing a commercial mortgage loan on the Property at prevailing terms in order to free up working capital for additional acquisitions; however, at this time we are uncertain whether any mortgage will be approved or what terms may be offered.  Although the Company does not have any established banking relationships or other sources of liquidity, management believes its cash and cash equivalents are sufficient for its business activities for at least the next 12 months and for making additional acquisitions.

Net cash of $132,542 was used in operations for the six months ended June 30, 2011, a decrease of $69,099 from the $201,641 used in operations for the six months ended June 30, 2010.  Net cash used in operations for the periods was the result of the net losses for the periods coupled with the changes in operating assets and liabilities.  The decrease in net cash used in operations was largely the result of cash flow generated by the Property which was partially offset by acquisition related expenses as discussed above.

The Company utilized $4,325,000 during the six months ending June 30, 2011 for the acquisition of the Property (exclusive of due diligence and closing costs) located at 4211 Cedar Springs Road, Dallas, Texas.  Additionally, the Company utilized $321,290 during the six months ending June 30, 2011 to provide a first mortgage loan to a non-affiliated real estate investor secured by residential real estate.  There were no cash flows from investing activities reported during the same period in 2010.  As of June 30, 2011 the Company had no commitments for capital expenditures.

There were no cash flows from financing activities reported during the six month periods ending June 30, 2011 and 2010.

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

Accordingly, based on their evaluation of our disclosure controls and procedures as of June 30, 2011, the Company’s Chief Executive Officer and its Chief Financial Officer have concluded that, as of that date, the Company’s controls and procedures were not effective for the purposes described above.

There was no change in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934) during the quarter ended June 30, 2011, that has materially affected or is reasonably likely to materially affect the Company’s internal control over financial reporting.

PART II.              OTHER INFORMATION
ITEM 1.                Legal Proceedings

None.

ITEM 1A.             Risk Factors

Not Applicable

ITEM 2.                Unregistered Sale of Equity Securities and Use of Proceeds

None.

ITEM 3.                Defaults Upon Senior Securities

None.

ITEM 4.                Reserved

ITEM 5.                Other Information

None.

ITEM 6.                Exhibits

3.1	Articles of Incorporation of Kent International Holdings, Inc. (1)

3.2	Bylaws of Kent International Holdings, Inc. (1)

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

32	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

101.INS	XBRL Instance

101.SCH	XBRL Schema

101.CAL	XBRL Calculation

101.DEF	XBRL Definition

101.LAB	XBRL Label

101.PRE	XBRL Presentation

(1)	Filed as an exhibit to the Company’s Definitive Information Statement on Form DEF 14C filed April 21, 2006, film number 06771307, and incorporated herein by reference.

*	Filed Herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

KENT INTERNATIONAL HOLDINGS, INC.

Date: July 29, 2011	By:	/s/ Bryan P. Healey
Bryan P. Healey
Chief Financial Officer
(Principal Accounting and Financial Officer)