Form 10-K/A
period 2010-12-31
KENT INTERNATIONAL HOLDINGS INC
filed 2011-10-13
CIK 728478

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A
Amendment No. 1
MARK ONE:

[X]	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.
For the Fiscal year ended December 31, 2010

[ ]	Transition Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934
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

Common Stock, par value $.002 per share
(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. [ ]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. [ ]

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.Yes   X  No _____

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files.)  Yes ___    No ___

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K  is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check One)
Large accelerated filer ___    Accelerated filer ___    Non-accelerated filer ___    Smaller reporting company   X

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes  X                         No ____

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

Prior Business

Kent International Holdings, Inc. (“Kent International,” “Company,” “us,” “we” and “our”), previously known as Cortech, Inc. (“Cortech”), was a biopharmaceutical company whose primary focus had been the discovery and development of novel therapeutics for the treatment of inflammatory disorders.  The Company terminated those operations in 2004.  Cortech was incorporated in 1982 in Colorado and reincorporated in Delaware in 1991.  On May 25, 2006, Cortech was reincorporated in Nevada by a merger with its wholly owned subsidiary, Kent International Holdings, Inc.  The reincorporation effected a change in Cortech’s legal domicile from Delaware to Nevada and a change in the name from Cortech, Inc. to Kent International Holdings, Inc.

Real Estate

On March 22, 2011, the Company through a wholly owned subsidiary, Kent Texas Properties, LLC (“KTP”), acquired the land and improvements located at 4211 Cedar Springs Road (the “Property”) in Dallas, Texas.  The acquisition was funded using cash on hand and the Property is not subject to any loans or encumbrances.  KTP was organized for the purpose of owning the Property, and has not engaged in any other business activity.  The Property was introduced to the Company by a real estate broker who was compensated for the transaction exclusively by the seller.  The seller of the Property was 4211 Cedar Springs Road Partners, a Dallas-based real estate company. Prior to the acquisition, the seller had no affiliation with the Company or any member of the Company’s management. Commencing with this purchase, the Company intends to operate as a full service real estate corporation that owns and operates income producing properties.  We will look to opportunistically acquire additional income producing properties such as commercial buildings, small shopping centers or apartment buildings, or any other type of income producing property that offers a suitable yield.  We will focus our search primarily in the Dallas/Fort Worth area; however, we will not limit our search to that market.  Alternatively, management will also continue to pursue other acquisition opportunities that offer potentially profitable uses for the Company’s available capital.

The Company determined that involvement in real estate would enable it to take advantage of the extensive experience of its Chief Executive Officer in the real estate industry.  From 1971 to 1974 Paul O. Koether was the chairman of Residex Corporation, which sold finished lots to builders and built single family homes in New Jersey, Pennsylvania and the U.S. Virgin Islands.  From 1979 to 1983, Mr. Koether was Chairman of Citrus County Land Bureau in Inverness, Florida.  That entity sold finished lots, built homes and also sold commercial property.  From 1992 through 1994, Mr. Koether was Chairman of Northcorp Realty Advisor of Dallas, Texas, which had offices in Denver, Atlanta, Washington D.C. and Hoboken, N.J..  Northcorp was a real estate workout contractor for the FDIC and the Resolution Trust Company, and sold and/or managed assets valued, in aggregate, at more than $2 Billion dollars.  In addition, Mr. Koether also served in 1981 as a director of Kentucky Property Trust, a REIT located in Lexington Kentucky, and in 1991 as a director of First Western Savings (the largest S&L in the State of Nevada) which was active in real estate lending.

The Company’s general investment strategy shall be to make investments in real properties that offer attractive current yields with, in some cases, potential for capital appreciation.  We may buy these properties directly, through joint ventures, or as general partner in limited partnerships utilizing funds raised from accredited investors.  At the time of the acquisition of the Property, we were engaged in discussions to enter into a joint venture to purchase a multi-family complex in the Dallas/Forth Worth area wherein we would obtain the majority of the general partnership interest as well as a majority of the limited partnership units.  These discussions were subsequently terminated when we were unable to reach an agreement with the potential partners in the joint venture.

We believe that the current economic climate together with a restriction in credit available to would be purchasers of real estate will enable Kent International to acquire properties at favorable prices by funding the purchases with cash on hand.  We would then attempt to obtain a mortgage on said properties after closing thereby replenishing our cash on hand.  We are currently reviewing opportunities to obtain a commercial mortgage loan meant to refinance our purchase of 4211 Cedar Springs; however, we have not yet made a formal application for a mortgage and  are uncertain whether any mortgage will be approved or what terms may be offered.

Our efforts to acquire properties on favorable terms will be limited by the competition we shall face in securing real estate opportunities.  We compete in acquiring and leasing facilities with small private real estate companies and investors.   The market for real estate investors is generally highly competitive and fragmented. Our competitors are numerous, consisting mainly of small and regional private firms.  Many of them, however, have both financial and personnel resources far exceeding our own, which they can use to their advantage in negotiation for an acquisition. Once we acquire a property, our ability to attract and retain tenants will depend on cost, location, amenities offered and suitability of the space for a particular tenant compared with other properties that a prospective tenant may consider. Additionally, the Property will be subject to competition for tenants at the end of the GSA lease term.  As this term is for a minimum of 7 years and is more likely for 12 years, we are unable to predict the Property’s competitiveness in the Dallas/Forth Worth market when it becomes available.

In assessing the benefit of the acquisition to the Company, Management considered the following factors:

•
The lease provides for annual rent of $746,464 together with a reimbursement of certain operating expenses that exceed a baseline.  This base is subject to annual adjustment based on the Cost of Living Index (COLI).  Since the likelihood of default by the GSA is relatively low, we did not feel a discount for possibility of default was necessary.  Therefore our estimate of revenue for the next seven years was in excess of $746,000.

•	Expenses during 2010 (net of expenses related to the prior owners that will not be repeated) consisted of:
Property taxes in the amount of $68,063
Operations including maintenance and utilities in the amount of $217,830
Management fees in the amount of $30,377
Property insurance in the amount of $7,677

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

The Company has secured insurance to cover the Property and protect against risks of loss such as fire and certain weather conditions.  The Company believes, based on the advice of its insurance advisor, that the coverage secured is adequate.

In reviewing the financial results achieved by the prior owners of the Property, the expenses they incurred, our expectation as to our ability to reduce certain expenses, and our expectation of a reasonable range for future cost increases, we estimated that, net of the amounts reimbursable under the GSA lease, during the next seven years we will be responsible for a minimum of $296,000 in expenses and a maximum of $398,500 in expenses.  Our estimate does not, however, include any provision for capital improvements.

Using the mid-range of the anticipated expenses, we estimated net cash flow over the next seven years to be approximately $399,396:  The purchase price of $4,325,000, then, represented an estimated annual yield of in excess of 9.25%.  This anticipated yield far exceeded the yield on cash that the Company has realized in recent years.  In addition, in management’s opinion, this yield presented a better opportunity for the Company that any other investment opportunities that were currently available to the Company or were reviewed by the Company during the past two years.  Accordingly, management determined that the purchase price for the property was reasonable.

Securities Broker-Dealer

In 2009 the Company’s subsidiary, Kent Capital, Inc., registered with the Financial Industry Regulatory Authority (FINRA), and began business as a securities broker-dealer.  Kent Capital, Inc. received regulatory approval to operate as a broker-dealer in December 2009.  To date it has not engaged in any completed transaction.  However, Paul O. Koether, our Chairman and the principal of Kent Capital, Inc., has an extensive background as a broker-dealer, having been registered as a general partner of Brimberg and Company from June 1, 1967 to December 31, 1968 and a registered representative with Ingalls & Snyder from August 1978 to January 1, 1989, both member firms of the New York Stock Exchange.  Mr. Koether was also a principal of T.R. Winston and Company, LLC from 1989 through 2004, a broker-dealer that was a subsidiary of Kent Financial until it was sold in 2004.  Mr. Koether has remained as a registered representative of T.R. Winston and Company since 2004.  Accordingly, we believe that Kent Capital, Inc. will be capable of performing as a broker-dealer when its management finds the opportunities they deem appropriate for its involvement.  The broker-dealer business is an extremely competitive business and Kent Capital’s competitors would include organizations that have substantially more employees and greater financial resources.  In the event Kent Capital decides to accept customer accounts or otherwise accept investment funds to manage, Kent Capital will compete with banks, insurance companies, hedge funds, private equity funds and other investment companies for such funds.

To generate revenue Kent Capital may raise capital through private placements from accredited and institutional investors for investments in real estate and real estate related projects.  These projects could include foreclosure properties, land (both finished and unfinished lots), partially finished commercial or residential projects, farmland or timberland, medical properties, commercial office properties, student housing properties, multi-family properties, and energy efficiency, cogeneration, solar or wind projects.  Kent Capital would market these opportunities only to accredited investors who might be high net worth individuals or institutions and would be compensated by the issuer of the securities.

Real Estate Syndication may be a derivative of Kent Capital’s real estate related private placement business as we may at times acquire a property or project prior to seeking investor interest.  In most cases, Kent Capital would then act as the sponsor of the syndicate and sell limited partnership interests in the property or project while remaining the general partner.  In other cases, the Company may decide to hold the property for future resale.  The Company will have the ability to close acquisitions quickly without requiring us to raise investor capital.  This would allow Kent Capital to market the opportunity to appropriate investors without time constraints.  Presently, the Company does not intend to sell interests in the Property.

Kent Capital is also approved to trade securities for Its own account.  As a result of the current condition of the financial markets, management believes that there are opportunities to acquire equity in publicly traded companies at historically low values.  Management may invest a portion of Kent Capital’s capital in such opportunities.  These investments would be made with the purpose of selling them for a capital gain at some future point.  All trading would be performed in a brokerage account opened in Kent Capital’s name at a discount brokerage such as Charles Schwab or Fidelity in order to minimize commission expenses and trading costs.

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

Social Networking Website

Kent International also operates a niche social networking website, www.ChinaUSPals.com, designed to promote cultural exchange between the citizens of the United States and those of the People’s Republic of China.  Kent International owns 81% of ChinaUSPals.com, Inc., and the remaining 19% is owned by Wizart Studios, LLC, which hosts the website www.ChinaUSPals.com free of charge.  Membership to the site is free, thus, any potential revenues will be derived from advertisements placed on the site by third parties.  The site provides users with access to other users’ personal profiles and enables the user to send messages to other registered users of similar interests in order to develop lasting friendships or simply attain a pen pal.  ChinaUSPals.com also features user generated discussion forums and blogs as well as user submitted videos and pictures.

Kent International faces the risk that our website will not be viewable in China or will be deliberately blocked by the government of the People’s Republic of China.  Internet usage and content are heavily regulated in China and compliance with these laws and regulations may cause us to change or limit our business practices in a manner adverse to our business.  Membership growth dramatically declined at the end of 2009 and remained relatively flat in 2010.  Accordingly, the Company is reviewing strategic options available to ChinaUSPals.com including selling the site or shutting down the site’s operations.  The Company has ceased all paid advertising for the site in order to minimize operational costs.  No new funds are being invested or expended.  The site is largely dormant.”

Item 1A.  -           RISK FACTORS

Our business operations may continue to produce losses, which would result in atrophy of the Company’s cash resources.

The Company had very limited business operations during 2010 and 2009, and the Company had net losses of $359,041 and $474,618 in 2010 and 2009, respectively.  Although the purchase of the Property will increase revenues significantly, the Company cannot assure stockholders that it will not continue to have losses after depreciation and amortization under generally accepted accounting standards.  Properties acquired by the Company: (i) may not operate at a profit; (ii) may not perform to the Company’s expectations; (iii) may not appreciate in value; (iv) may depreciate in value; (v) and/or may not ever be sold at a profit.  The marketability and value of any properties will depend upon many factors beyond the Company’s control, including but not limited to general economic conditions, zoning laws, tax laws and the availability of financing.  If our investments in Properties do not generate sufficient income to offset our administrative expenses, the Company will continue to incur losses, which will reduce our cash resources and would be likely to reduce the market value of our common stock.

The Company may invest in joint ventures, the success of which would depend on the skills and fidelity of our joint venture partner.  Malfeasance or misfeasance by a joint venture partner could result in a failure of the project and loss of our investment.

The Company may acquire properties through joint ventures, which could subject the Company to certain risks that may not otherwise be present if investments were made directly by the Company. These risks include: (i) the potential that the Company’s joint venture partner may not perform; (ii) the joint venture partner may have economic or business interests or goals which are inconsistent with or adverse to those of the Company; (iii) the joint venture partner may take actions contrary to the requests or instructions of the Company or contrary to the Company’s objectives or policies; and (iv) the joint venture partners may not be able to agree on matters relating to the property they jointly own.

Properties that we acquire may have previously suffered release of hazardous materials or otherwise be out of compliance with environmental regulations, the remediation of which could result in significant expenses for the  Company.

Various federal, state and local laws and regulations subject property owners and operators to liability for reporting, investigating, remediating, and monitoring regulated hazardous substances released on or from a property.  These laws and regulations often impose strict liability without regard to whether the owner or operator knew of, or actually caused, the release.  The presence of, or the failure to properly report, investigate, remediate, or monitor hazardous substances could adversely affect the financial condition of the Company or the ability of the Company to operate the properties. In addition, these factors could hinder the Company’s ability to borrow against the properties. The presence of hazardous substances on a property also could result in personal injury or similar claims by private plaintiffs. In addition, there are federal, state and local laws and regulations which impose requirements on the storage, use, management and disposal of regulated hazardous materials or substances. The failure to comply with those requirements could result in the imposition of liability, including penalties or fines, on the owner or operator of the properties. Future laws or regulations could also impose unanticipated material environmental liabilities on the Company in connection with any of the properties. The costs of complying with these environmental laws and regulations for the Company’s properties could adversely affect the Company’s operating costs and, if contamination is present, the value of those properties.

Real properties are illiquid investments.  If we are unable to adjust our portfolio in response to changes in economic or other conditions or sell properties if or when we decide to do so, we may suffer a significant reduction in the value of our assets.

Real properties are illiquid investments and we may be unable to adjust our portfolio in response to changes in economic or other conditions.  In addition, the real estate market is affected by many factors, such as general economic conditions, availability of financing, interest rates and other factors, including supply and demand, all of which are beyond our control.  Particularly in light of the current economic conditions, we cannot predict whether we will be able to sell any property for the price or on the terms set by us, or whether any price or other terms offered by a prospective buyer would be acceptable to us.  We also cannot predict the length of time needed to find a willing buyer and to close the sale of a property or the disposition of properties that are in default.  In addition, the availability of financing and current market conditions may delay or prevent the closing of a sale of a property even if the price and other terms of the transaction were acceptable to us.  The foregoing could mean that we may be unable to complete the sale of identified properties in the near term or at all.

Because our rental income currently is dependent on a single tenant, any disruption of our relationship with that tenant would eliminate most of the Company’s revenue and cause a reduction in our cash reserves.

The General Services Administration (“GSA”) currently occupies 100% of our total rentable space and is responsible for 100% of our anticipated rental income.  Although leases with GSA are not subject to annual appropriation as a part of the budget process for the Federal Government, Federal fiscal issues may cause the GSA to vacate the property at the end of the lease term.

If our insurance is not adequate to cover a catastrophic loss to our Properties, a catastrophe could result in result in a serious loss or, in the extreme, the bankruptcy of the Company.

There are certain types of risks, generally of a catastrophic nature, such as earthquakes, floods, windstorms, act of war and terrorist attacks that may be uninsurable, or are not economically insurable, or are not fully covered by insurance. Moreover, certain risks, such as mold and environmental exposures, generally are not covered by our insurance. Should an uninsured loss or a loss in excess of insured limits occur, we could lose our equity in the affected property as well as the anticipated future cash flow from that property. Any such loss could have a material adverse effect on our business, financial condition and results of operations.

If we fail to maintain an exemption from the Investment Company Act, the cost of complying with that Act would harm our results of operations and the regulations under the Act would significantly limit our business opportunities.

We intend to conduct our business so as not to become regulated as an investment company under the Investment Company Act of 1940, as amended.  That Act imposes significant restrictions on the business activities of public entities which have a certain percentage of their assets invested in “investment securities.”  Our desire to avoid regulation under the Act will limit the type of investments that we can make.  In the first instance, we will generally seek to invest in entities in which we will hold 50% or more of the voting control, since such investments are excluded from the definition of “investment securities.”

The Investment Company Act also exempts from regulation entities that are primarily engaged in the business of purchasing or otherwise acquiring mortgages and other liens on, and interests in, real estate. Under the current interpretation of the SEC staff, in order to qualify for this exemption, we must maintain at least 55% of our assets directly in these qualifying real estate interests.  However, not all real estate investments are qualifying real estate interests for purposes of this exemption.  In particular, investments in limited partnership interests are not considered to qualify.  Therefore, if we seek to qualify for the real estate company exemption, the type of investments that we can make will be further limited.

The analysis relating to whether a company qualifies as an investment company can involve technical and complex rules and regulations.  If we own assets that qualify as “investment securities” as such term is defined under the Investment Company Act and the value of such assets exceeds 40% of the value of our total assets, we could be deemed to be an investment company and be required to register under the Investment Company Act.  Registered investment companies are subject to a variety of substantial requirements that could significantly impact our operations.  The costs and expenses we would incur to register and operate as an investment company, as well as the limitations placed on our operations, could have a material adverse impact on our operations and your investment return.  In order to operate in a manner to avoid being required to register as an investment company, we may be unable to purchase assets we would otherwise want to purchase or we may need to sell assets we would otherwise wish to retain.    This situation may impede our efforts to achieve profitable operations.

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

Employees

The Company and its subsidiaries have only two employees:  the CEO and the CFO of the Company.  Both of those individuals are compensated by our parent company, Kent Financial Services, Inc.  They provide services to Kent International as part of the management services relationship between the two companies.

ITEM 2.  -            PROPERTIES

Executive Offices

The Company’s executive offices are located in Colleyville, Texas in premises provided by Kent Financial Services Inc.  As the Company currently has only two employees, the executive offices consist of a small office space which is adequate for the current and anticipated operations of the Company. The Company pays Kent Financial Services a monthly management fee of $21,000 for management services.  No separate payment is made for use of the premises.

Office Buildings

The Company currently owns one office building located at 4211 Cedar Springs Road, Dallas, Texas which is a single tenant office building that is 100% leased to the GSA.  The initial lease with the GSA has seven years remaining with a provision for a five year renewal option.  The following table sets forth the location and size of the Property along with annualized gross rent, rented square feet and rent per square foot as of March 22, 2011.  As of March 22, 2011, the Property is unencumbered by debt.  The Property is under lease to the GSA.  The initial term of the GSA lease runs until January 18, 2018 with an optional five year renewal period from January 2018 to January 2023.  The base rent during the initial term is $746,464 annually and includes a provision of $123,099 annually for the reimbursement of tenant improvement allowances.  The base rent during the renewal term is $623,365.

Property/State	Total Gross Leasable Area (Square Feet)	Rented Square Feet	Annualized Gross Rent	Rent per Square Foot	2010 Property Taxes

4211 Cedar Springs Road, TX	39,329	39,329	$746,464	$18.98	$68,063

ITEM 3.  -            LEGAL PROCEEDINGS

None

ITEM 4.-            RESERVED

PART II

ITEM 5.  -            MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Shareholders of Record

At February 28, 2011, the Company had approximately 369 stockholders of record.

Market Information

Since June 8, 2006, the Company’s common stock has been quoted on The Pink Sheets, under the symbol “KNTH”.  The table below sets forth the high and low sales price per share of the Common Stock for the periods indicated, as reported in The Pink Sheets.

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

KENT INTERNATIONAL HOLDINGS, INC. - Historical Financial Information

The discussion below pertains to the financial results of Kent International Holdings, Inc. for the years ended December 31, 2010 and 2009.  The acquisition of the Property at 4211 Cedar Springs Road will cause the future operations of the Company to be materially different than its operations to date.

Results of Operations

Kent International had a net loss of $359,041, or $0.10 basic and fully diluted loss per share, for the year ended December 31, 2010 compared to a net loss of $474,618, or $0.13 basic and fully diluted income per share, for the year ended December 31, 2009.  The decrease in the net loss was a result of decreased consulting and due diligence expenses incurred in 2009 related to a proposed acquisition that was terminated prior to closing.  This decrease was partially offset by decreased interest revenue on deposits.  We anticipate that the acquisition of the Property will materially alter both the results of operations as well as gross revenues and expenses going forward.

Revenues

Revenues were $10,085 and $19,441 for the years ended December 31, 2010 and 2009, respectively.  The sources of revenue for the periods then ended were largely derived from interest on treasury securities.  Interest income decreased to $9,381 in 2010 from $16,316 in 2009 due to dramatically lower yields on invested balances. The Company also recorded $625 and $3,125 as a part of other income for 2010 and 2009, respectively, in connection with a patent licensing agreement with the University of Colorado.  These patents are recorded on the Company’s books at a zero carrying value and the Company does not anticipate significant earnings in the future in connection with the agreement.

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

Liquidity and Capital Resources

Working capital at December 31, 2010 was approximately $9.54 million.  The Company utilized approximately $4.345 million of working capital, including closing expenses, for the purchase of the Property.  We are currently reviewing opportunities to obtain a commercial mortgage loan meant to refinance our purchase of 4211 Cedar Springs; however, we have not yet made a formal application for a mortgage and  are uncertain, if we elect to apply for a mortgage, whether any mortgage will be approved or what terms may be offered.  The Company has no existing commitments for capital expenditures.

Net cash of $369,016 was used in operations during 2010, a decrease of $86,646 over the $455,662 used in operations during 2009.  Net cash used in operations for the periods was the result of the net losses for the periods coupled with the changes in operating assets and liabilities.  The decrease resulted primarily from the decrease in expenses for consulting and due diligence expenses incurred in 2009 related to a proposed acquisition that was prior to closing.  These expenses did not recur in 2010.  The Property generated approximately $425,334 in net cash flow for the previous owner in 2010; however, net cash flow in 2011 will be dependent on our ability to control expenses, especially those not subject to GSA reimbursement.

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

Off-Balance Sheet Arrangements

The Company has no off-balance sheet arrangements.

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

4211 CEDAR SPRINGS ROAD - Historical Financial Information

The discussion below pertains to the financial results achieved by the prior owners of 4211 Cedar Springs Road (the “Property”) during the year ended December 31, 2010.  Future operations of the Property may differ, due to changes in policy and practice instituted by the Company’s management, or due to other changing circumstances in the future.

Property Revenues

The Property located at 4211 Cedar Springs Road generated approximately $746,464 in rental income and $2,817 in expense reimbursements in 2010, all from the General Services Administration (GSA).  The initial term of the GSA lease runs until January 18, 2018 with an optional five year renewal period from January 2018 to January 2023.  The base rent during the initial term is $746,464 annually and includes a provision of $123,099 annually for the reimbursement of tenant improvement allowances.  The base rent during the renewal term is $623,365.

The lease rate includes an operating expense base of $187,206 annually (excluding property taxes) and a real estate tax base of $70,189.  The base year operating expenses are adjusted annually via the COLI and the GSA is responsible for any increases over the adjusted base year expenses.  This calculation is expected to generate an expense reimbursement of approximately $5,392 in 2011.  In theory, a decrease in the COLI could result in a negative adjustment to base year expenses and thus, a decrease in reimbursed expenses.

Property Expenses

The prior owner incurred $323,947 in expenses related to the operations of the Property.  These expenses included approximately $68,063 in property taxes.  As discussed above, the GSA lease includes provisions for expense reimbursements in excess of baseline expenses as adjusted by the COLI.  Other major expense categories include utilities (electricity, water, sewer, trash removal, and telephone), building maintenance (HVAC, plumbing, window washing, elevator and janitorial), and grounds maintenance (landscaping and irrigation).  The Company shall review these expenses to determine if there are any areas of savings.  We cannot be certain that the expenses we incur in operating the property will not increase.

Significant expenses that are not explicitly subject to reimbursement by the GSA are property insurance, alarm monitoring, telephone, and management fees.  We are currently negotiating contracts that, if agreed upon, would decrease both management fees and telephone charges from the 2010 level.  As these expenses are all subject to intense competition, we do not anticipate significant increases.

Expenses such as electricity, water, cleaning, trash removal and landscaping are subject to GSA reimbursement.  Although most of these expenses do not seem to materially increase from year to year, electricity billing rates are very volatile and may increase well in excess of the COLI in any given year.  We would therefore be responsible for monitoring the Property expenses against the baseline expenses to insure proper billing.

The Company has entered into various service contracts in conjunction with the acquisition of the Property including a temporary management contract, .elevator, landscaping and HVAC maintenance, janitorial services, alarm monitoring, and waste removal.  These contracts include termination provisions and are not considered long term obligations.

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

NOTE 9 – Subsequent Events

On February 22, 2011, the Company entered into a non-binding letter of intent to purchase a single tenant commercial office building for $4,325,000.  The contract’s option termination period expired March 16, 2011, at which point the contract became a binding purchase contract.  The building is under a lease with the General Services Administration (GSA) and is located in Dallas, Texas.  The acquisition is currently scheduled to close on March 22, 2011.

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

The Board of Directors will serve until the next Annual Meeting or until their successors have been duly elected and qualified.  The Company's officers are elected by and serve at the leave of the Board.  The directors and executive officers of the Company at February 28, 2011 were as follows:

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

Diarmuid F. Boran, has been a Director of the Company since May 2003.  Mr. Boran has been the Chief Operating Officer of Brandmeyer Enterprises, a family office, since May 2008.  From November 2006 through May 2008 he was employed by Enturia, Inc., a medical device manufacturer, most recently as Vice President, Corporate Development.  From March 2005 through May 2006 he was the Entrepreneur in Residence for the Kansas Technology Enterprise Corporation, a private/public partnership established by the state of Kansas to promote technology-based economic development.  He worked as an independent consultant from January 2003 to February 2005 and from April 2001 to October 2001.  From October 2001 to December 2002, Mr. Boran was employed by EMD Pharmaceuticals, Inc., an affiliate of Merck KGaA, Darmstadt, Germany, most recently as Leader, Oncology Licensing and Business Development.  From May 2000 to September 2000 Mr. Boran served as Senior Vice President, Business Development for DJ Pharma, Inc. which was then acquired by Biovail Pharmaceuticals, Inc.  Mr. Boran served as Senior Vice President, Business Development for Biovail until April 2001.

Mr. Boran has had significant experience in mergers and acquisitions as well as business development throughout his career.  His background is valuable to the Company as it reviews potential merger or acquisition candidates.

Rocco Mastrodomenico, Director of the Company since November 2005, is a Certified Public Accountant.  Mr. Mastrodomenico has been a manager with Pereira and Azevedo, LLC a certified public accounting firm, since August 2009.  He has been President of Imperial Consulting Services, LLC, an accounting and financial advisory firm, since July 2005.  Mr. Mastrodomenico was a Supervisor with Sobel & Company, LLC, a certified public accounting and consulting firm from October 2002 until June 2005.  From May 1999 until September 2002, Mr. Mastrodomenico was involved with several different companies within the financial services industry, including Financial Analyst with T.R. Winston and Controller of Pure World Botanicals, Inc.  From September 1996 to April 1999, Mr. Mastrodomenico was with Deloitte & Touche, LLP.

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

Code of Ethics

The Company has adopted a Code of Ethics that applies to its principal executive officer and principal financial officer.  Stockholders may write to Bryan P. Healey, the Secretary of the Company, at the Company’s principal executive office at 7501 Tillman Hill Road, Colleyville, TX 76034, to request a copy of the Code of Ethics, and the Company will provide it to any person without charge upon such request.

ITEM 11.  -          EXECUTIVE COMPENSATION

Summary Compensation Table

The table shown below includes information concerning the annual compensation for services in all capacities to the Company for the fiscal years ended December 31, 2010, 2009 and 2008, for those persons who were, at December 31, 2010, 2009 and 2008, the chief executive officer, the principal financial officer and the most highly paid executive officer other than the chief executive officer and principal financial officer (the "Named Officers").  The Companies and its subsidiaries have only two employees: the CEO and the CFO of the Company.  Both of these individuals are compensated by our parent company, Kent Financial Services, Inc.  They provide services to Kent International as part of the management services relationship between the two companies.

Name and Principal Position	Year	Salary (1)	Bonus	Option Awards	All Other Compensation	Total

Paul O. Koether	2010
Chief Executive Officer and	2009
Chairman of the Board	2008

Bryan P. Healey	2010
Chief Financial Officer,	2009
Principal Financial and	2008			$43,935		$43,935
Accounting Officer

(1)
Mr. Koether and Mr. Healey were elected to their current positions on September 20, 1998 and May 15, 2006, respectively, and receive no cash compensation or fees for their services.  Mr. Healey was awarded 100,000 common stock options on May 8, 2008 (see note 7 of the notes to consolidated financial statements “Stock-based Compensation” for more details).  The option awards reflect the aggregate grant date fair value computed in accordance with FASB ASC Topic 718.

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
Mark N. Lampert, President
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

ITEM 15.  -                      EXHIBITS

The following exhibits are filed as part of this report:

Exhibit
Number	Description of Document

3.1	Articles of Incorporation of Kent International Holdings, Inc. (1)

3.2	Bylaws of Kent International Holdings, Inc. (1)

3.3	Certificate of Designation for Series A Junior Participating Preferred Stock. (2)

10.1	Purchase Agreement between 4211 Cedar Springs Partners, Ltd., as Seller, and Kent International Holdings, Inc., as Buyer, dated February 22, 2011. .(3)

10.39	Amended and Restated 1986 Incentive Stock Option Plan of the Company.(4)**

21	Subsidiaries

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002***

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002***

32	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002***

99.1	Financial Statements of Real Estate Operations Acquired . ***
Independent Accountants Report
Statement of Revenue in Excess of Certain Expenses for the year ended December 31, 2010
Notes to Statement of Revenue in Excess of Certain Expenses

99.2	Pro Forma Financial Information .(3)
Unaudited Pro Form Consolidated Balance Sheet
Unaudited Pro Forma Consolidated Statement of Operations
Notes to the Unaudited Pro Forma Consolidated Balance Sheet and Statement of Operations

__________________________

(1)	Filed as an exhibit to the Company’s Definitive Information Statement on Form DEF 14C filed April 21, 2006, film number 06771307, and incorporated herein by reference.

(2)	Filed as an exhibit to the Company’s annual report on Form 10-K for the year ended December 31, 1995, and incorporated herein by reference.

(3)	Filed as an exhibit to the Company’s Form 8-K, filed March 28, 2011, and incorporated herein by reference.

(4)	Filed as an exhibit to the Company’s Registration Statement of Form S-1, filed October 13, 1992, file number 33-53244, or amendments thereto and incorporated herein by reference.

**	Compensatory Plan.
***	Filed herewith.

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