Form 10-Q
period 2011-09-30
KENT INTERNATIONAL HOLDINGS INC
filed 2011-11-14
CIK 728478

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2011

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to ___________.

Commission File No.: 0-20726

Kent International Holdings, Inc.
(Exact name of registrant as specified in its charter)

Nevada	20-4888864
(State or other jurisdiction incorporation or organization	(I.R.S. Employer Identification No.)

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
Yes   X       No ___

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files.)  Yes   X       No _____

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check One)

Large accelerated filer       Accelerated filer      Non-accelerated filer      Smaller reporting company   X

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes           No   X

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date:  As of October 31, 2011, the issuer had 3,555,488 shares of its common stock, par value $.002 per share, outstanding.

KENT INTERNATIONAL HOLDINGS, INC. AND SUBSIDIARIES
FORM 10-Q
For The Quarterly Period Ended September 30, 2011

PART I.          FINANCIAL INFORMATION
ITEM 1.          Financial Statements

KENT INTERNATIONAL HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	September 30, 2011 (Unaudited)	December 31, 2010
ASSETS

Cash and cash equivalents	$5,036,126	$9,555,369
Accounts receivable	63,274
Prepaid expenses and other current assets	18,467	10,618
Real estate assets:
Land	1,280,000
Building and improvements (net of accumulated depreciation of
$69,820 and $0)	1,589,859
Intangible assets (net of accumulated
amortization of $145,940 and $0)	2,008,556
Other assets	5,500	5,500

Total assets	$10,001,782	$9,571,487

LIABILITIES AND STOCKHOLDERS’ EQUITY

Liabilities:
Accounts payable and accrued expenses	$97,150	$26,217
Below market lease value acquired (net of accumulated
amortization of $33,870 and $0)	735,305

Total liabilities	832,455	26,217

Stockholders' equity:
Preferred stock, $.002 par value;
2,000,000 shares authorized;
none outstanding	-	-
Common stock, $.002 par value;
10,000,000 shares authorized;
3,555,488 shares issued and outstanding	7,111	7,111
Additional paid-in capital	99,377,816	99,371,226
Accumulated deficit	(90,215,600)	(89,833,067)

Total stockholders' equity	9,169,327	9,545,270

Total liabilities and stockholders' equity	$10,001,782	$9,571,487

See accompanying notes to consolidated financial statements.

KENT INTERNATIONAL HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
 (UNAUDITED)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
Revenues:
Rental income	$202,761		$426,911
Tenant reimbursement	2,157		4,803
Interest on mortgage loan	4,641		10,531
Other income	500	$2,500	1,120	$625

Total revenues	210,059	2,500	443,365	625

Expenses:
Operating and maintenance expenses	66,515		133,809
Property taxes and insurance	18,776		39,613
General and administrative expenses	164,506	127,533	444,002	280,932
Depreciation and amortization	102,850		215,760

Total expenses	352,647	127,533	833,184	280,932

Loss before other income (expense)	(142,588)	(125,033)	(389,819)	(280,307)
Other income (expense)
Gain on repayment of mortgage loan	3,608		3,608
Interest revenue	260	4,143	3,877	6,609

Loss before income taxes	(138,720)	(120,890)	(382,334)	(273,698)
Provision for income taxes		1,069	199	1,089

Net loss	$(138,720)	$(121,959)	$(382,533)	$(274,787)

Basic net loss per common share	$(0.04)	$(0.03)	$(0.11)	$(0.08)

Basic weighted average number of common
Common shares outstanding	3,555,488	3,555,488	3,555,488	3,555,488

See accompanying notes to consolidated financial statements.

KENT INTERNATIONAL HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
 (UNAUDITED)

	Nine Months Ended
	September 30,
	2011	2010
Cash flows from operating activities:
Net loss	$(382,533)	$(274,787)
Adjustments to reconcile net loss to net cash used in
operating activities:
Stock-based compensation expense	6,590	6,590
Depreciation and amortization	215,760
Amortization of below market rate lease	(33,870)
Changes in operating assets and liabilities:
Accounts receivable	(63,274)
Prepaid expenses and other current assets	(7,849)	(4,006)
Accounts payable and accrued expenses	70,933	(14,198)

Net cash used in operating activities	(194,243)	(286,401)

Cash flows from investing activities:
Acquisition of land, buildings and improvements including intangible
assets, and net of below market leases acquired	(4,325,000)
Repayment of mortgage loan	321,290
Mortgage loan made	(321,290)

Net cash used in investing activities	(4,325,000)	-

Net decrease in cash and cash equivalents	(4,519,243)	(286,401)
Cash and cash equivalents at beginning of period	9,555,369	9,924,385

Cash and cash equivalents at end of period	$5,036,126	$9,637,984

Supplemental disclosure of cash flow information:
Cash paid for:
Taxes	$199	$1,089

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

The results of operations for the three and nine months ended September 30, 2011 are not necessarily indicative of the results to be expected for the entire year or for any other period.

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

In 2009 the Company’s subsidiary, Kent Capital, Inc., registered with the Financial Industry Regulatory Authority (FINRA), as a securities broker-dealer.  To date, Kent Capital, Inc. has not produced any revenue.  Kent International also operates a niche social networking website, www.ChinaUSPals.com, designed to promote cultural exchange between the citizens of the United States and those of the People’s Republic of China.  The website business, likewise, has not produced any revenue.

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

Repairs and Maintenance

Repairs and maintenance costs are expensed as incurred.  Significant improvements, renovations and replacements are capitalized.

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

NOTE 5 – Reclassifications in the Preparation of Financial Statements

Certain reclassifications have been made to the prior period financial statements to conform with September 30, 2011 classifications.  These reclassifications did not have any impact on the related financial statement line items and had no effect on previously reported operating results.

NOTE 6 – Mortgage Loans Receivable

On April 25, 2011 the Company provided a $321,790 first mortgage loan to an unaffiliated private real estate developer for the purchase of a foreclosed residential property in Southlake, Texas.  The real estate note was for a maximum term of twenty-six (26) months and was structured as an interest only, participating mortgage.  The stated interest rate was ten percent (10%) for the first fourteen (14) months and twelve percent (12%) for the final twelve (12) months of the term.  The Company was also entitled to 20% of any profits realized from the sale of the property.

One August 19, 2011 the mortgage was repaid in full and the lien released.  The Company also received an additional $3,608 representing its 20% share of the profits from the sale of the property.

NOTE 7 – Real Estate and Related Assets

Real estate assets together with real estate related intangible assets and liabilities as of September 30, 2011 consisted of:

	Cost	Useful Life	Accumulated Depreciation / Amortization	Net Book Value

Land	$1,280,000			$1,280,000
Buildings	1,130,292	20	$29,863	1,100,429
Improvements	529,387	7	39,957	489,430

Subtotal Real Estate Assets	2,939,679		69,820	2,869,859

Real estate related intangible assets:
Leases in place value	1,624,052	7	122,582	1,501,470
Unamortized tenant improvement allowances	530,444	12	23,358	507,086

	2,154,496		145,940	2,008,556

	$5,094,175		$215,760	$4,878,415

Below market lease value acquired	$(769,175)	12	$(33,870)	$(735,305)

Depreciation and amortization expense was $102,850 and $215,760 for the three and nine months ended September 30, 2011, respectively.  $16,145 and $33,870 in capitalized below market rents were amortized as an increase to rental income during the three and nine months ended September 30, 2011, respectively.

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

NOTE 8 - Related Party Transactions

A monthly management fee of $21,000 is paid to Kent Financial Services, Inc. (“Kent”), a Nevada corporation, for management services.  These services include, among other things, periodic and other filings with the Securities and Exchange Commission, evaluating merger and acquisition proposals, internal accounting and shareholder relations.  This arrangement may be terminated at will by either party.  Kent was the beneficial owner of approximately 53.44% of the Company’s outstanding common stock at September 30, 2011.  Paul O. Koether, Chairman of the Company is also the Chairman of Kent and the beneficial owner of or authorized proxy for approximately 51.12% of Kent’s outstanding common stock.  Bryan P. Healey, Chief Financial Officer and Director of the Company is also the President and Chief Financial Officer and a Director of Kent as well as the son-in-law of Paul O. Koether.

NOTE 9 - Common Stock

In October 2000, the Board of Directors approved a stock repurchase program authorizing the Company to repurchase up to 320,000 shares of its Common Stock at prices deemed favorable from time to time in the open market or in privately negotiated transactions subject to market conditions, the Company’s financial position and other considerations.  This program has no expiration date.  No shares were repurchased during the quarters ended September 30, 2011 and 2010.  At September 30, 2011, there were 121,068 shares remaining authorized for repurchase under the program.  All shares repurchased were returned to the status of authorized but unissued shares.

On August 22, 2011, the Company filed its Schedule 14C Preliminary Information Statement with the United States Securities and Exchange Commission (the “SEC”) in connection with a proposed “going private” transaction.  The proposed transaction involves an amendment to the Company’s Articles of Incorporation to effect a one-for-950,000 reverse stock split.  .  If implemented, fractional shares resulting from the reverse split will be redeemed by the Company for cash consideration of $2.50 per pre-split share.  As a result of the reverse split and redemption of fractional shares, the Company will have two shares of common stock outstanding held by one shareholder of record.

The reverse stock split will be effective upon the filing of a Certificate of Amendment to the Company’s Articles of Incorporation with the Secretary of State of Nevada. The Company intends to terminate the registration of its common stock under the Securities Exchange Act of 1934, and thereby end the Company’s reporting obligations as a public company under the United States securities laws, including the filing of annual and periodic reports under Section 13 of the Exchange Act.

The reverse stock split and the purchase of fractional shares have been approved by the sole stockholder, Kent Financial Services, Inc., which owns a majority of the issued and outstanding shares of the Company. This majority stockholders’ approval has been reported in the Schedule 14C Preliminary Information Statement filed with the SEC on August 22, 2011. No further stockholder proxies or stockholder approval will be required.

Nevertheless, the Company may abandon the reverse stock split before the Closing, if abandoning the terms of the reverse stock split is in the best interests of the Company and the best interests of the stockholders.

NOTE 10 - Basic and Diluted Net Loss Per Share

Basic loss per common share is computed by dividing the net loss by the weighted-average number of common shares outstanding.  Diluted loss per share is computed by dividing the net loss by the sum of the weighted-average number of common shares outstanding plus the dilutive effect of shares issuable through the exercise of stock options.

We have excluded 60,000 and 40,000 Common Stock options from the calculation of diluted loss per share for the quarters ended September 30, 2011 and 2010, respectively, which, if included, would have an antidilutive effect.

NOTE 11 - Stock Options Plans

Kent International has issued certain common stock options to its employees, directors and consultants.  At September 30, 2011 and December 31, 2010, Kent International had 100,000 common stock options outstanding, and none were issued during the three months ended September 30, 2011.

NOTE 12 – Net Operating Loss Carryforwards

As of December 31, 2010, Kent International had approximately $26.5 million of net operating loss carryforwards (“NOL”) for income tax purposes.  In addition, Kent International has approximately $290 thousand of research and development and foreign tax credit carryforwards available to offset future federal income tax, subject to limitations for alternative minimum tax.  The NOLs and tax credit carryforwards expire in various years from 2011 through 2030.  Kent International’s use of operating loss carryforwards and tax credit carryforwards is subject to limitations imposed by the Internal Revenue Code.  Management believes that the deferred tax assets as of September 30, 2011 do not satisfy realization criteria and has recorded a valuation allowance for the entire net tax asset.  By recording a valuation allowance for the entire amount of future tax benefits, the Company has not recognized a deferred tax benefit for income taxes in its statements of operations.

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

Kent International also operates a niche social networking website, www.ChinaUSPals.com, designed to promote cultural exchange between the citizens of the United States and those of the People’s Republic of China.  Membership to the site is free, thus, any potential revenues will be derived from advertisements placed on the site by third parties.  The site provides users with access to other users’ personal profiles and enables the user to send messages to other registered users of similar interests in order to develop lasting friendships or simply obtain a pen pal.  ChinaUSPals.com also features user generated discussion forums and blogs as well as user submitted videos and pictures.

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

Results of Operations

Kent International had a net loss of $138,720, or $.04 basic and fully diluted loss per share, for the quarter ended September 30, 2011, compared to a net loss of $121,959, or $0.03 basic and fully diluted loss per share, for the quarter ended September 30, 2010.  For the nine months ended September 30, 2011 the Company had a net loss of $382,533, or $.11 basic and fully diluted loss per share, compared to a net loss of $274,787 or $0.08 basic and fully diluted loss per share, for the nine months ended September 30, 2010.  The increases in the net losses were caused by a combination of the due diligence and closing costs related to the acquisition of the Property on March 22, 2011 together with due diligence, legal and consulting fees incurred while exploring other potential transactions and the costs incurred to date related to the proposed going private transaction.

Property Revenues

The Property located at 4211 Cedar Springs Road generated $202,761 in rental income and $2,157 in expense reimbursements during the three months ended September 30, 2011, all from the General Services Administration (GSA ), which is the only tenant for the Property.  During the period from March 22, 2011, when we acquired the Property, to September 30, 2011 the Property generated $426,911 in rental income and $4,803 in expense reimbursements.  The initial term of the GSA lease runs until January 18, 2018 with an optional five year renewal period from January 2018 to January 2023.  The base rent during the initial term is $746,464 annually and includes a provision of $123,099 annually for the reimbursement of tenant improvement allowances.  The base rent during the renewal term is $623,365.

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

Interest on Mortgage Loan

The Company recorded $4,641 and $10,531 in interest on mortgage loans receivable in the three and nine months ended September 30, 2011.  The real estate note was structured as an interest only, participating mortgage with no prepayment penalty.

On August 19, 2011 the mortgage was repaid in full and the lien released.  The Company also received an additional $3,608 representing its 20% share of the profits from the sale of the property.

General and Administrative Expenses

General and administrative expenses were $164,506 and $444,002 in the three and nine months ended September 30, 2011 compared to $127,533 and $280,932 in the three and nine months ended September 30, 2010, increases of $36,973 and $163,070, respectively.  The increases were primarily attributable to a combination of approximately $18,150 in consulting and due diligence expenses related to the exploration of other potential transactions and $118,192 in legal and filing fees related to the proposed going private transaction.  We also incurred approximately $23,161 in consulting, due diligence and closing expenses related to the acquisition and operation of the Property in the nine months ended September 30, 2011.

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

Property Expenses

The Company incurred $188,141 in expenses related to the operations of the Property during the quarter ended September 30, 2011.  These expenses included approximately $18,776 in property taxes and $102,850 in depreciation and amortization expense.  For the nine months ended September 30, 2011, the Company incurred $389,182 in expenses related to the operations of the Property including approximately $39,613 in property taxes and $215,760 in depreciation and amortization expense.  Other major expense categories include utilities (electricity, water, sewer, trash removal, and telephone), building maintenance (HVAC, plumbing, window washing, elevator and janitorial), and grounds maintenance (landscaping and irrigation).  The Company shall review these expenses to determine if there are any areas of savings.  We cannot be certain that the expenses we incur in operating the Property will not increase.

The GSA lease includes provisions for expense reimbursements of baseline expenses as adjusted by the COLI.  Our estimate; however, is that the expense reimbursement will not exceed $6,500 during 2011.  Significant expenses that are not explicitly subject to reimbursement by the GSA are property insurance, alarm monitoring, telephone, and management fees.  As the provision of all of these services is subject to intense competition, we do not anticipate meaningful increases.

Expenses such as electricity, water, cleaning, trash removal and landscaping are subject to GSA reimbursement to the extent that they increase, in the aggregate, above the baseline of $187,206 fixed in the GSA lease.  Although most of these expenses have not materially increased in recent years, electricity billing rates are very volatile and may increase well in excess of the COLI in any given year.  We are responsible for monitoring the Property expenses against the baseline expenses to insure proper billing.

The Company has entered into various service contracts in conjunction with the acquisition of the Property including a temporary management contract, elevator, landscaping and HVAC maintenance, janitorial services, alarm monitoring, and waste removal.  These contracts include termination provisions and are not considered long term obligations.

Interest Income

Interest income decreased to $260 for the three months ended September 30, 2011, from $4,143 for the three months ended September 30, 2010.  For the nine months ended September 30, 2011, interest income decreased to $3,877 from $6,609 for the nine months ended September 30, 2010.  The decreases for the periods were caused primarily by the decrease in cash and cash equivalents available for investment after the acquisition of the Property.

Liquidity and Capital Resources

At September 30, 2011, the Company had cash and cash equivalents of $5,036,126.  Cash and cash equivalents consist of cash held in banks and brokerage firms and U.S. Treasury bills with a maturity of 3 months or less.  Working capital at September 30, 2011 was approximately $5.021 million. However, the Board of Directors and majority shareholder of Kent International have agreed to effect a reverse split of the common stock of Kent International, in which the shares of all shareholders other than Kent will be redeemed.  When that transaction is complete, approximately $4,140,000 will be paid to the minority shareholders of Kent International, reducing the Company’s cash and working capital in that amount.  Nevertheless, although the Company does not have any established banking relationships or other sources of liquidity, management believes its cash and cash equivalents are sufficient for its business activities for at least the next 12 months.

Net cash of $194,243 was used in operations for the nine months ended September 30, 2011, a decrease of $92,158 from the $286,401 used in operations for the nine months ended September 30, 2010.  Net cash used in operations for the periods was the result of the net losses for the periods coupled with the changes in operating assets and liabilities.  The decrease in net cash used in operations was largely the result of cash flow generated by the Property which was partially offset by acquisition related expenses and the going private transaction costs as discussed above.

The Company utilized $4,325,000 during the nine months ending September 30, 2011 for the acquisition of the Property (exclusive of due diligence and closing costs) located at 4211 Cedar Springs Road, Dallas, Texas.  Additionally, the Company utilized $321,290 during the nine months ending September 30, 2011 to provide a first mortgage loan to a non-affiliated real estate investor secured by residential real estate.  The Company received $321,290 during the nine months ended September 30, 2011 representing the repayment of the first mortgage loan.  There were no cash flows from investing activities reported during the same period in 2010.  As of September 30, 2011 the Company had no commitments for capital expenditures.

There were no cash flows from financing activities reported during the nine month periods ending September 30, 2011 and 2010.

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

Accordingly, based on their evaluation of our disclosure controls and procedures as of September 30, 2011, the Company’s Chief Executive Officer and its Chief Financial Officer have concluded that, as of that date, the Company’s controls and procedures were not effective for the purposes described above.

There was no change in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934) during the quarter ended September 30, 2011, that has materially affected or is reasonably likely to materially affect the Company’s internal control over financial reporting.

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

KENT INTERNATIONAL HOLDINGS, INC.

Date: November 14, 2011	/s/ Bryan P. Healey
Bryan P. Healey
Chief Financial Officer
(Principal Accounting and Financial Officer)